Form 10-K
period 2024-09-27
Amentum Holdings, Inc.
filed 2024-12-17
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-42176

Amentum Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	99-0622272
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4800 Westfields Blvd., Suite #400
Chantilly, Virginia 20151
(Address principal executive offices)

(703) 579-0410
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AMTM	New York Stock Exchange
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No  ☑.
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No  ☑.
1

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐.  No  ☑.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑.  No  ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.

The aggregate market value of common shares held by non-affiliates of the Registrant on December 6, 2024 was $5,637,313,295, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.
As of December 6, 2024, there were 243,302,257 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

2

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2025 Annual Meeting of Stockholders.
INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Certain information included or incorporated by reference in this Annual Report on Form 10-K may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors.
Any such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. The forward-looking statements included herein speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing.

3

Amentum Holdings, Inc.

FORM 10-K

PART I

Item 1. Business
Business Overview
Amentum Holdings, Inc. (herein referred to as “we”, “our”, “us”, “the Company” and “Amentum”), a Delaware corporation, is a global advanced engineering and technology solutions provider to a broad base of U.S. and allied government agencies and significant commercial enterprises.

On September 27, 2024, Amentum was formed through the completion of a merger between the legacy Amentum business and a spin-off of the Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (the “Transaction”). The Transaction brought together two premier government services companies with complementary capabilities and a deep understanding of our customers’ missions and priorities developed over more than 100 years as trusted engineering and technical experts.

Our history as a trusted partner to the U.S. federal government and our advanced engineering and technology expertise enable us to lead and support our customers’ most complex programs. Our broad capabilities support technology-driven, full mission lifecycle solutions that align with modernization priorities for a wide array of customers across energy and environmental, intelligence, space, defense, civilian and commercial end-markets. We believe our scale and breadth of capabilities position us well in the marketplace as our customers’ requirements increasingly necessitate a full lifecycle partner equipped with next-generation engineering solutions to solve their most complex challenges.

Our workforce of more than 53,000 continues to be rooted in a strong purpose-driven culture. Our mission-oriented and highly skilled personnel enable us to serve a diverse range of requirements for our customers. In the U.S., these customers include the Department of Energy (“DOE”), the Intelligence Community (consisting of the National Intelligence Program (“NIP”) and the Military Intelligence Program (“MIP”)), the Department of Defense (“DOD”), the National Aeronautics and Space Administration (“NASA”), and the Department of Homeland Security (“DHS”) as well as other government and certain commercial customers. We are also well-positioned internationally with employees across approximately 80 countries, supporting international customers and contracts in regions with growing mission demand, such as Europe and the Indo-Pacific, and with key allied government agencies, including the U.K. Ministry of Defence (“U.K. MOD”), the U.K. Nuclear Decommissioning Authority (“NDA”) and the Australian Department of Defence (“Australian DOD”). We support these customers by providing solutions to pressing challenges, from energy transition and environmental solutions to cybersecurity and digital modernization.

Our solutions—backed by a robust network of engineers, cleared employees and technical subject matter experts—continue to be critical to our customers’ priorities. These priorities include addressing global environmental challenges and supporting energy transition, creating digital decision advantages, advancing Research, Development, Test, and Evaluation (“RDT&E”) initiatives, and enhancing space superiority. Examples of our solutions addressing these priorities include development of new clean energy technologies for the DOE and international customers, threat recognition and analytics for the Intelligence Community, engineering advanced systems for the DOD, research and development solutions for the DHS, and science, engineering, and technology development for NASA. Across our customer set, our solutions span all aspects of the government acquisition lifecycle, including design, development, engineering, integration, operations, and sustainment.

As a result of the completion of the Transaction, we have a compelling industry platform of scale with excellent revenue visibility supported by $45.0 billion of backlog as of September 27, 2024 and attractive growth opportunities. Our scale is an asset that positions us as a turn-key solutions provider capable of pursuing our customers’ largest and most complex contracts. The ability to pursue these contracts, while maintaining a large base of revenue in backlog, supports our agile business development engine. We believe our scale, efficiency and diversity enables Amentum to generate substantial free cash flow while driving growth.

History

On January 31, 2020, Amentum Joint Venture LP (“Amentum Equityholder”) purchased the Management Services business of AECOM and formed Amentum Parent Holdings LLC (“Legacy Amentum”) as the parent holding company of the acquired business. Through strategic acquisitions and refined business models, Legacy Amentum expanded its expertise to deliver a comprehensive suite of solutions. These include cutting-edge capabilities in intelligence analytics, counter-terrorism, supply chain management, aviation, business process optimization, and defense readiness.

On September 27, 2024, Amentum became a public company through the consummation of the spin-off of the Jacobs Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (together referred to as the “CMS Business”) and merger with Legacy Amentum in a tax-efficient Reverse Morris Trust transaction. Prior to the spin-off, the CMS Business reorganized under a newly formed company named Amazon Holdco Inc. (“CMS”) and distributed a $911 million cash dividend payment to Jacobs, who then distributed, prior to the merger, approximately 80.95% of the outstanding shares of CMS common stock to Jacobs’ shareholders on a pro rata basis. In connection with the completion of the merger, CMS was renamed Amentum Holdings, Inc. On September 30, 2024, Amentum began trading on the New York Stock Exchange under the ticker symbol “AMTM.”

Amentum’s heritage stretches back to companies founded at the dawn of the twentieth century. This legacy encompasses many notable achievements, including design and development of the Hoover Dam, demilitarization of the United States’ chemical weapons stockpile, and environmental management support following the Manhattan Project during World War II. Some of the prominent companies that are part of Amentum’s history include EG&G, Morrison-Knudsen, Westinghouse Government Services, URS, Lear Siegler Services, DynCorp International LLC (“DynCorp”), and Pacific Architects and Engineers (“PAE”).

Since the 1950s, the CMS Business and its predecessor companies served vital roles in innovative projects including the design, development, operations, and maintenance of first-of-their kind aerodynamic test facilities for the United States Air Force (“USAF”); supporting the development of NASA test facilities needed for the Apollo Program; designing the launch complex for the Space Shuttle; and supporting the next generation of human space exploration as a prime contractor for NASA’s Artemis mission. CMS has also supported the clean energy transition, playing a key role in the development of each of the existing nuclear power stations in the U.K. and in the remediation of complex nuclear sites across the U.S. and U.K.

The composition of our business today reflects the evolving needs of the U.S. and other allied governments for a contractor that can provide comprehensive solutions to address their most significant and complex challenges.

Our Competitive Advantage
Our broad-based contract positions across a diverse range of customers and government acquisition lifecycles allow Amentum to position the portfolio in areas of government funding tailwinds while mitigating risk during periods of transition. This stable and diversified base, when combined with our scale, serves as a strong growth platform. Our global reach is extensive with an employee presence in approximately 80 countries and 27% of employees positioned internationally. Our international customers benefit from our expansive technical capabilities, proven expertise and longstanding customer relationships. Each of these advantages help Amentum to win and execute our customers’ largest and most complex missions.

Our expertise is broadly applicable to many of the government’s highest priority areas including command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance (collectively, “C5ISR”), RDT&E, energy, space, and digital modernization. Solutions in these areas include our environmental remediation and engineering capabilities supporting the DOE and the U.K. MOD, which are further expanding in support of customers pursuing emerging, clean energy technologies; our digital modernization and cyber capabilities, which can be customized to current customers under existing programs; our expertise in space operations, developed via our longstanding trusted relationship with NASA, which will help foster the development of next-generation civil and commercial space programs; and our knowledge of emerging 5G technologies, which are primarily deployed for commercial customers today and may enhance our ability to improve government telecommunications systems.

Amentum has the ability to serve as a prime contractor across a diverse array of customers, capabilities and missions, especially as our customers increasingly migrate to a solutions-oriented procurement model. We believe our customers prefer the engineering and technological expertise of our highly skilled workforce that underpins these solutions. We have pride in our people and our culture—we foster an entrepreneurial approach to innovation and respond with agility to deliver exceptional performance.

We will continue to drive success with our highly competent and diverse workforce. Our commitment to our people is demonstrated by our “Mission First, People Always” approach, which supports our future operations for decades to come.

Our Markets and Trends
We provide solutions to a wide array of customers, primarily multiple departments and agencies within the U.S. federal government, as well as select international customers and commercial customers. We also provide our services to other prime contractors who have contracts with the U.S. federal government and other international customers where our capabilities deliver comprehensive solutions.

Enhanced Leadership in Core Markets

The U.S. federal government represents one of the world’s largest customers of specialized engineering and technology solutions. Approximately 90% of the Company’s revenues were derived through direct contracts with agencies of the U.S. Government for the year ended September 27, 2024.

Our global markets represent a substantial opportunity, marked by longstanding leadership in the U.K. energy and defense markets and the Australian defense market. We possess unique experience that includes the management of the U.K.’s principal facility for low-level waste disposal and the development of solutions across environmental remediation projects. The trilateral security partnership that enables the U.S. and U.K. to assist Australia in acquiring nuclear-powered submarines (“AUKUS”) also represents a sizeable area of growth. We have extensive experience with AUKUS, including: specialized research and development (“R&D”) activities with the DOD’s Underwater Launch Test Facility; research and technical services with the U.K.’s naval nuclear propulsion program; and positioning as one of four strategic partners for the Australian DOD Capability Acquisition and Sustainment Group supporting the government with all of the platforms and systems required to support their national defense. We have enduring, trusted relationships with the United Kingdom and Australia, spanning many decades in the U.K. and nearly 30 years in Australia.

We believe our core technical expertise and technology solutions will also enable us to continue serving commercial customers in the areas of commercial space, cybersecurity, electric vehicle transition, clean energy and telecommunications.

Shift Toward Modernization

We believe that Amentum has an advantage in creating digital decision advantages, advancing RDT&E initiatives, delivering space superiority, addressing global environmental challenges, and supporting energy transition due to our scale and capabilities across key government modernization priorities. The breadth of our solutions enables us to capitalize on these modernization priorities from early-stage development through sustainment.

Indexed to High Growth Sub-Markets

Within our core markets, we identified key areas that are expected to experience outsized growth and are central to our growth strategy. Our technology capabilities, agility, track record of renewal rates and new program wins make Amentum a logical partner for customers in these key growth markets, including cybersecurity; hypersonics; autonomy; space-based Intelligence, Surveillance, and Reconnaissance (“ISR”); environmental remediation and energy transition; and deployment of 5G technologies. The identification of additional growth areas is a key pillar of our strategy as we continue to enhance our capabilities to access new and emerging markets.

We develop new technologies and innovative solutions for both government and commercial customers that are transferrable and tailorable across domains. We provide solutions to various commercial markets including commercial aerospace, space, automotive, and telecommunications. Our agility and technical expertise have given us ample opportunity to apply solutions from our government customers to commercial customers, including leveraging digital modernization for commercial space to improve a manufacturer’s operations and using our ISR capabilities to help streamline autonomous driving solutions provided by the automotive industry. We expect to leverage additional cross selling opportunities in support of our newly combined customer base.

Business Strategy
We are active in market sectors that are large and fragmented, providing significant opportunities for continued business growth. We leverage our history of executing complex engineering and technology solutions for our largest customers to win new contracts with a business strategy that includes the following elements:

•Win and successfully execute the largest, most complex programs for the government across the energy and environmental, intelligence, space, defense, civilian and commercial end-markets. The scale and diversity of our solutions, capabilities, geographies, workforce and contract vehicles are central to our strategy and position us for outsized growth with our customers. The contracts we hold allow us to strategically partner with our customers on innovative engineering and technology solutions creating a competitive advantage for us and provides the opportunity for on-contract growth. We believe the U.S. federal government is increasingly looking to large, diversified providers for comprehensive solutions, for which Amentum offers a breadth and depth of proven expertise that is unique in the government services industry.

•Increase our penetration with existing, well-funded customers, where our current long-term contracts, backlog, and relationships provide a stable base for on-contract growth and expanded new opportunities. For example, Amentum has the opportunity to leverage a diverse set of digital modernization and cyber capabilities with longstanding government relationships to grow more broadly in the federal information technology market. We have successfully implemented this strategy with takeaway wins against longtime incumbents on Missile Defense Agency (“MDA”), the United States Space Force (“USSF”), and NASA programs. Our scale and capability set also provides broad access to major government Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract vehicles providing us with access to opportunities for on-contract growth.

•Expand into high-growth and adjacent markets by leveraging technologies and innovation backed by our highly skilled workforce, mission expertise, and ecosystem of trusted partners. Some of these high growth areas include hypersonics, autonomous systems, sustainable energy, and artificial intelligence/machine learning. We believe our extensive RDT&E capabilities and our customers’ increasing focus on efficiency will enable us to compete effectively. Our ability to replicate modernization efforts across new end markets and various stages of the government acquisition lifecycle will expand our addressable market and enable growth in excess of our customers’ underlying budgets.

•Utilize core competencies to drive revenue synergies generated from our enhanced capabilities, relationships, and past performance credentials. These core competencies position us to bid and win opportunities, and our increased scale and competitive cost structure drive operational efficiencies, without compromising the quality of our solutions. Examples of areas where we combine past performance qualifications with longstanding customer relationships include intelligence analytics, C5ISR engineering & integration, and digital modernization. Our comprehensive offerings support the U.S. and its allies in maintaining a competitive advantage, utilizing innovative solutions to remain well ahead of the technology curve.

•Apply our business development engine to continue winning the largest and most complex programs. We complement our strong base of contracts with a proven business development engine that allows us to successfully bid and win new awards. We tailor each proposal to the needs of our customers, including providing the customer on-contract access to additional solutions as needed. We invest in and maintain a high level of collaboration between our operations and business development teams, which helps us retain our long-term contracts and ensure that we are integrating technological advances into our business development process.

•Strategic capital allocation through our asset-light business model and disciplined capital allocation policy will prioritize reducing debt in the near-term and delivering long-term value to stakeholders.

Key Capabilities

The combination of the Legacy Amentum and the CMS Business brings together a complementary suite of capabilities that we can leverage to capture large, complex contracts for a wide range of customers.

Environmental Solutions and Energy Transition

Amentum has a long history of providing innovative solutions to energy and environmental customers. We work to make the world safer, more secure and cleaner by eliminating environmental hazards and strengthening national security. Our capabilities include environmental remediation, site revitalization, nuclear non-proliferation and per- and polyfluoroalkyl substances (“PFAS”) solutions. Our core services within this capability are focused on environmental remediation for the DOE across various sites, including at Savannah River, Hanford, Oak Ridge, Portsmouth and the Idaho Cleanup Project. We have extensive experience in research and lab operations, fusion energy and other advanced clean energy technologies. In Europe, we continue to provide high-value consulting and proprietary technologies through the entire government acquisition lifecycle, including design, operations management, decommissioning and regeneration solutions, as well as serving multiple government IDIQs remediating the effects of radioactive material from legacy sites and programs. Amentum has also been involved in the development of technology that will enable the energy transition and decarbonization, as we are currently working with eight different Original Equipment Manufacturers (“OEMs”) to develop Advanced Modular Reactors (“AMRs”) and Small Modular Reactors (“SMRs”).

Space Solutions

We specialize in delivering comprehensive “launch to landing” solutions on highly technical and mission- critical contracts. As a leading services provider for NASA, we provide solutions across the full spectrum of design, base, mission and launch operations. Our space solutions and engineering capabilities include ISR integration, radio frequency signal processing, ground systems development, launch and landing operations, satellite payloads and sensor engineering. These are demonstrated through various contracts including NASA’s Consolidated Operations, Management, Engineering and Test (“COMET”) contract and NASA’s Johnson Space Center Engineering, Technology, and Science (“JETS”) II contract. Our core capabilities of launch support, digital modernization, on-orbit operations, program management and systems engineering are directly aligned to the highest growth budget priorities at NASA, the MDA and the USSF. In the longer term, we see additional opportunities in providing similar services and capabilities to a broader customer base, including other government agencies and commercial entities accessing space.

Intelligence, Cyber and Digital Engineering

We are at the forefront of wide-ranging cyber, digital services and modern software engineering providing enhanced data ingestion, collection, security and storage solutions for government agency customers spanning the Intelligence Community, the DOD and federal civilian markets.

Our intelligence capabilities support the Intelligence Community in addition to the greater defense and space community with demonstrated ability to provide technology-based solutions including intelligence analytics, intelligence collection training, C5ISR, threat recognition and analytics, in addition to intelligence operations management. Our ability to combine in depth analytics with next-generation technology provides critical and innovative solutions with notable expertise across the intelligence collection domain including signals intelligence, human intelligence, and geospatial intelligence.

Our cyber capabilities extend across multiple markets and enable greater delivery of next generation solutions into multi-domain operations across our government customers. Our offerings focus on the information environment, which includes assets such as networks, technology, infrastructure, and data. Specifically, our services continue to include development, security, and operations, full lifecycle software development, data integration and analytics, information assurance, digital maintenance, robotic and process automation, as well as physical and cyber resiliency.

Our digital engineering and integration capabilities support a variety of our customers’ missions. Our Model-Based System Engineering (“MBSE”) solutions span the lifecycle from a document-centric approach to a model-centric approach, using formalized digital models and our proven digital engineering playbook. These solutions are aligned with key DOD focus areas including the National Defense strategy: a digital engineering strategy focused on modernizing defense systems and speed of delivery to be able to fight and win the wars of the future. We also create virtual environments that enable advanced simulation techniques to evaluate the performance efficacy of candidate future systems.

Our intelligent asset management solutions enhance our customers’ return on investment as we address every aspect of asset management from concept to retirement. We provide comprehensive, technology-based supply chain management and sustainment solutions that are critical to helping our customers drive long-term cost reductions. In addition, our leading-edge remote expert technology and our global positioning within all DOD geographical areas of responsibility (“AORs”) afford us the ability to provide timely support to the urgent needs of our U.S. federal government customers and allied partners around the world.

We provide lifecycle IT services as a mission partner, including both enterprise IT and mission IT with embedded digital transformation upgrades. Our services include network engineering, platform engineering, unified communications engineering, infrastructure optimization, and managed services migration.

Research, Development, Test and Evaluation

Our leading RDT&E capabilities provide our customers with advanced solutions in R&D engineering, testing, evaluation and training. These diverse capabilities include rapid prototyping, integrated sustainment and advanced engineering solutions. We continue to be a key provider of design, delivery and operations of advanced mission systems engineering and test infrastructure across the DOD. Our strength in these capabilities is evident through alignment with key government growth trends including joint domain operations (through our multi-domain live virtual and constructive (“LVC”) solutions) and emerging regions. We continue to be positioned at the forefront of regional-based innovative advancements (such as the United States Indo-Pacific Command (“INDOPACOM”)) that will be required for the U.S. and allied nations to keep their competitive advantage against near-peer adversaries.

Contracts
We have been awarded contracts across a diverse group of customers across the end markets we serve. Our contracts represent approximately $45.0 billion worth of backlog as of September 27, 2024 providing expected stability to our business.

We contract with our customers generally under one of three types of price structures: cost-plus-fee, fixed-price and time-and-materials contracts.

•Cost-plus-fee contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee (contract profit). Some of our cost-plus-fee contracts have award fee or incentive fee components, which are awarded, subject to the attainment of pre-specified thresholds, such as targets for factors like cost, quality, schedule, and performance, that are stipulated in each contract.

•Fixed-price contracts provide for a predetermined price for specific solutions. These contracts offer us potential increased profits if we can complete the work at lower costs than planned.

•Time-and-materials contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. On time-and-materials contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over their period of performance.
Our historical contract mix by type, as a percentage of revenue, is indicated in the table below. As a result of the merger with CMS, the future contract mix by type, as a percentage of revenue, may be different.

	For the years ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cost-plus-fee	62%	63%	69%
Fixed-price	27%	26%	23%
Time-and-materials	11%	11%	8%

We note that substantially all of our contracts, including our U.S. federal government contracts, are subject to cancellation, termination, or suspension at the discretion of the customer, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts, and may be subject to other contingencies such as congressional appropriations.

Competitors
We compete against well-established corporations as well as smaller, more specialized companies that concentrate their resources on particular areas. Many contracts require teaming relationships and strategic partnerships that allow us to both partner with competitors while at the same time competing in other areas. We compete on various factors, including technical capabilities, successful performance history, qualified/security- cleared personnel, reputation with customers, price, geographic presence, and size.

Amentum's primary competitors include Booz Allen Hamilton Inc., CACI International Inc., KBR Inc., Leidos Holdings Inc., ManTech International Corporation, Parsons Corporation, Peraton Corporation, Science Applications International Corporation and V2X, Inc. Our domestic competition also includes large defense contractors such as Boeing Co., BAE Systems plc, General Dynamics Corporation, L3Harris Technologies Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and RTX Corporation. In our U.K. defense market, our competitors include Babcock International Group plc, BAE Systems plc, Mott MacDonald Group Limited, Serco Group plc and Mace Group. Competitors for our global environmental business include Atkins Canada, Bechtel Global Corporation, BWX Technologies Inc., Honeywell International Inc., Huntington Ingalls Industries, Inc., Fluor Corporation and Westinghouse Electric. We also compete against small businesses that cater to specific customers, capabilities and geographies.

Human Capital Management
Our people are the core of our success. With more than 53,000 employees across approximately 80 countries, our human capital strategy is focused on attracting, developing, and retaining top talent aligned with our values and client needs. We provide comprehensive onboarding, continuous learning, and performance management systems to ensure every employee thrives. By fostering a culture of innovation and upskilling, we maintain a workforce that is agile, engaged, and equipped to drive Amentum’s mission forward.
Culture and Values
Amentum’s culture is built on innovation, excellence, courage, inclusion, collaboration, safety, and well-being. These values guide our decision-making and shape interactions across the company. We integrate these principles into leadership development, ethical decision-making, and diversity initiatives. Through leadership programs and employee engagement activities, we aim to empower employees to innovate and contribute to Amentum’s collective success.
Health and Safety
Amentum envisions a safer, smarter, cleaner world and that vision underpins our fierce commitment to environmental, health, and safety (“EHS”) excellence. Protecting our people, clients, and communities we serve and driving sustainable business practices is not just the right thing to do, it is essential to our success.
We know that “success starts with safety” because we have observed the correlation between excellence in safety and both improved financial performance and customer satisfaction. Our EHS principles of excellence shape our organizational culture, reinforce leadership commitment, boost employee engagement, improve work planning, guide risk-based decision-making, and facilitate rigorous performance monitoring. These elements contribute to reducing risks and substantially enhancing our company’s reliability. As a result, we consistently meet our commitments on time and on budget, while avoiding unforeseen and undesirable outcomes.
Diversity, Equity, Inclusion, and Belonging (“DEIB”)
Our commitment to diversity, equity, inclusion, and belonging is a heartfelt promise. We embrace the power of inclusion and collaboration, knowing that when every individual feels they truly belong, we unlock our highest potential. We know a diverse workforce brings a wealth of perspectives, ideas, and experiences which drive innovation and enhance our ability to serve our clients globally even better than before. Our DEIB strategy is comprehensive and action-oriented, focusing on three key areas: recruiting and retaining diverse talent, fostering an inclusive workplace culture, and ensuring equitable opportunities for all employees.
Employee Networks
Amentum Connect Networks are a critical piece of our commitment to fostering an inclusive and supportive workplace. These groups are employee-led, leadership-supported, and focus on various aspects of diversity, including race, ethnicity, gender, sexual orientation, age/generation, disability, and veteran status. Our networks provide a valuable forum for employees to engage in dialogue, support one another, and contribute meaningfully to our strategic initiatives.
These groups organize a wide range of activities, including mentorship opportunities, leadership training, cultural events, and community outreach initiatives. Our networks also play a crucial role in shaping company policies and practices, ensuring the voices of diverse employees are heard and considered in decision-making.
Talent Acquisition
Our talent acquisition strategy is aligned with our mission to drive innovation and operational excellence. We have expanded and intensified our recruitment efforts to meet the evolving needs of our growing global operations, with a focus on attracting top technical talent and building leadership capacity. Through strategic partnerships with leading educational institutions, professional organizations, community groups, and military-focused programs, we’ve built a robust talent pipeline that reflects the diversity of the markets we serve and the unique needs of our clients.
Our recruitment process is rigorous and inclusive, leveraging advanced analytics and AI-driven tools alongside best-in-class practices to identify top talent. We prioritize DEIB in our hiring practices, with a focus on increasing representation in leadership and critical technical roles. We believe that attracting and retaining the best talent is critical to our success, and we remain committed to providing a workplace where all employees can continuously grow and contribute their best.
Career Mobility, Development, and Growth
At Amentum, we believe continuous learning and development are essential to both individual and organizational success. Our learning and development programs are designed to provide employees with the skills and knowledge they need to excel in their current roles and to prepare them for future opportunities within the company.
Career mobility is a key component of our talent management strategy. We encourage employees to explore different roles within the company and to take advantage of opportunities for lateral moves, promotions, and international assignments. Our internal career platform is designed to facilitate career mobility, providing employees with visibility into available opportunities and the resources they need to pursue them. We are committed to supporting the growth and development of our employees, and we believe that by investing in their success, we are investing in the future of Amentum.
Total Rewards, Benefits, and Wellness
We offer a comprehensive total rewards package designed to attract, retain, and motivate employees. Our total rewards strategy includes competitive compensation, performance-based incentives, and a wide range of benefits which support the health, well-being, and financial security of our employees.
Recently, we have enhanced our benefits offering to include additional wellness initiatives, mental health support, and financial planning services. Our benefits package also includes a variety of health insurance options, robust retirement savings plans, generous paid time off, and flexible work arrangements. Additionally, we offer a variety of wellness programs, including fitness challenges, health screenings, helpful mental health resources, and an employee assistance program. We believe by offering a comprehensive and competitive total rewards package, we can attract and retain the best talent, enhance employee engagement, and support the overall well-being of our workforce.
Performance Management
Amentum’s performance management system aligns individual performance with company goals, fostering continuous improvement and recognition. Our process includes annual reviews, continuous feedback, and new tools for tracking progress. Recognition programs celebrate both individual and team achievements, strengthening engagement and driving high performance across the organization.
Leadership
Leadership is at the heart of our success. We are committed to developing leaders who embody our core values and are capable of driving innovation, effectively managing change, and inspiring their teams. Our leadership development and mentorship programs are designed to equip leaders at all levels with the skills and knowledge they need to be effective in their roles and prepare them for future leadership opportunities.
Our leadership philosophy is grounded in our commitment to ethical business practices, transparency, and accountability. We believe strong leadership is essential to achieving our strategic goals, and we are dedicated to developing dynamic leaders who can drive Amentum’s success both today and in the future.

Intellectual Property
Our proprietary intellectual property portfolio covers products, technical solutions, consulting, methodologies, and know-how. Although we have selectively sought patent protection, Amentum’s services and solutions do not generally depend on patent protection. The portfolio is protected by non-disclosure agreements and contractual arrangements, as well as one or more of the following: trade secret, patent, copyright, and trademark protections. Some of the company’s intellectual property may contain licensed third-party and open-source components.

For our work under U.S. federal government funded contracts and subcontracts, the U.S. federal government obtains certain rights to data, software and related information or intellectual property developed under such contracts or subcontracts. These rights may allow the U.S. federal government to disclose or license such data, software, and related information or intellectual property to third parties. When we are acting as a subcontractor, our prime contractor may also have certain rights to data, information, and products that we develop under the subcontract.

Seasonality
Our business may experience seasonality due to the U.S. federal government’s fiscal year ending in the third calendar quarter, as well as the number of working days in a given quarter. U.S. federal government agencies may award extra tasks or complete other contract actions in the weeks before the end of a U.S. federal government’s fiscal year to avoid the loss of unexpended funds, which may favorably impact our fiscal fourth quarter. In addition, revenues may be unfavorably impacted in the summer and holiday seasons as a result of a greater number of holidays and a higher utilization of vacation time.

Business Segments and Major Customers
We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and the manner in which our chief operating decision maker (“CODM”), currently our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.

Environmental Matters
Our business and mission success are dependent upon safeguarding our employees, contractors, customers and the communities in which we work. We support our customers and communities by protecting the environment through the pursuit and implementation of sustainable business practices that enhance our operational capabilities. To that end, Amentum’s management and administration of environment, health and safety processes for operational execution have been certified to the ISO 14001 standard.

Amentum’s operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Although we currently are not aware of any material environmental or regulatory compliance costs or liabilities, or any risks associated with climate change that would be materially adverse to us, we are continually engaged in the process to better understand those risks and liabilities. It is possible that we may incur material costs or liabilities in the future. These regulations and risks are described in more detail under “Risk Factors.”

Amentum is committed to being a good steward of the environment through assessing, mitigating and reducing the impact we have on climate change and the physical environment in which we operate. Actions Amentum is taking to reduce the environmental impact of its activities include increasing the number of electric vehicles in our fleet, improving the energy efficiency of our buildings and implementing a centralized fleet program that will optimize the management of owned and leased vehicles to reduce greenhouse gas (“GHG”) emissions.

Regulatory Matters
As a government contractor, our business is heavily regulated and, as a result, our need for business and employee support for regulatory compliance is significant. Our industry is governed by various laws and regulations, including but not limited to laws and regulations relating to the formation, administration, and performance of government contracts; the security and control of information and information systems; international trade compliance; combatting human trafficking; and the mandatory disclosure of “credible evidence” of criminal law violations or receipt of significant overpayments. Failure to ensure regulatory compliance may lead to civil or criminal penalties, termination of its government contracts, and/or suspension or debarment from contracting with customers.

Contracts with the U.S. federal government are subject to a multitude of regulatory requirements, including but not limited to the Federal Acquisition Regulation (“FAR”), which mandates uniform policies and procedures for U.S. federal government acquisitions and purchased services and governs the majority of our contracts. Individual agencies may also have regulations that supplement the FAR and with which we must also comply. We are also subject to other federal and state laws and regulations, including those that: (a) require certification and disclosure of cost or pricing data in connection with contract negotiations; (b) govern reimbursement rights under cost-based contracts; (c) allow the government and whistleblowers filing on behalf of the government to pursue treble damages, civil penalties, and sanctions for the provision of false or fraudulent claims to the U.S. federal government; (d) regulate wages and fringe benefits paid to certain employees on U.S. federal government contracts; and (e) restrict the use, dissemination and exportation of products and information for national security purposes. These laws include the False Claims Act, the Procurement Integrity Act, the Service Contract Act, the Davis Bacon Act, Cost Accounting Standards, and associated implementing regulations.

Our work for customers in jurisdictions outside the United States is subject to substantially equivalent laws and regulations as those discussed above.

Available Information
Our telephone number is (703) 579-0410 and our website can be accessed at www.amentum.com. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our website at www.amentum.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Documents filed by us with the SEC can also be viewed at www.sec.gov.

Item 1A. Risk Factors
You should carefully consider the risks described below, together with all of the additional, following risks and other information contained in this Annual Report on Form 10-K, including Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. The risks described below are not the only risks facing us. Any of the following risks could materially and adversely affect our financial condition, results of operations or cash flows, and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

Risk Factor Summary
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:

Risks Related to Our Business and Industry
•We generate a significant portion of our revenues from contracts with the U.S. federal government. If the U.S. federal government significantly decreased or ceased doing business with us, our business, financial condition and results of operations would be materially and adversely affected.
•Our U.S. federal government contract work is regularly reviewed and audited by the U.S. federal government, U.S. federal government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.
•A delay in the completion of the federal government’s budget process, a decline in the federal government budget, changes in spending or budgetary priorities or delays in contract award may materially adversely affect our business, financial condition and results of operations.
•We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.
•Our results of operations depend on the award of new contracts and the timing of the award of these contracts.
•Continuing elevated inflation, rising or continued high interest rates, and/or costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
•Many of our work sites are workplaces with inherent safety and environmental risks. The occurrence of an accident or safety incident involving employees, contractors or others can result in injuries, disabilities or even loss of life, which could expose us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
•The nature of our contracts, particularly any fixed-price contracts, subjects us to risks of cost overruns.
•Our failure to meet performance requirements or contractual schedules could adversely affect our business, financial condition and results of operations.
•The contracts in our backlog may be adjusted, canceled or suspended by our customers and, therefore, our backlog is not necessarily indicative of our future revenues or earnings.
•The provision of our services may expose us to significant monetary damages or even criminal violations in the event of liabilities resulting from our activities, including noncompliance with regulatory requirements, and our insurance policies may not provide adequate coverage, which could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
•We are dependent on third parties to complete many of our contracts, and employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
•Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
•If we do not have adequate indemnification for our nuclear services, it could adversely affect our business, financial condition and results of operations.
Risks Related to International Operations
•Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
•Changes in domestic and foreign governmental laws, regulations and policies, changes in statutory tax rates and laws, and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.
•We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated costs.
Risks Related to Acquisitions, Investments, Joint Ventures and Divestitures
•Our use of joint ventures, partnerships and strategic investments in entities exposes us to risks and uncertainties, many of which are outside of our control.

•An impairment charge on our goodwill or intangible assets could have a material adverse impact on our financial position and results of operations.
•Our business strategy relies in part on acquisitions and strategic investments to sustain our growth. These transactions present certain risks and uncertainties.
Risks Related to Regulatory Compliance
•As a U.S. federal government contractor, we are subject to various procurement and other laws and regulations and could be adversely affected by a failure to comply with these laws and regulations or changes in such laws and regulations.
•The U.S. federal government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
•Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our business, financial condition and results of operations.
Risks Related to Our Indebtedness and Credit Markets
•We have a significant amount of indebtedness (including associated covenants) could adversely affect our financial condition or decrease our business flexibility.
•Restrictions imposed by our indebtedness could limit our ability to operate our business and to finance our future operations or capital needs or to engage in other business activities.
•Our credit facility includes variable rates, which subject us to interest rate risk and could cause our debt service obligations to increase and net income and cash flows to correspondingly decrease.
Risks Related to the Transaction
•We may not realize the anticipated financial and other benefits, including growth opportunities, expected from the Transaction, and the integration following the Transaction may present significant challenges.
•If the distribution in connection with the Transaction does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Code, including as a result of actions taken in connection with the separation and distribution or the merger or as a result of subsequent acquisitions of shares of Jacobs or Amentum, then Jacobs and/or Jacobs’ shareholders that received Amentum common stock in the distribution could be required to pay substantial U.S. federal income taxes, and, in certain circumstances, we could be obligated to indemnify Jacobs for any tax liability imposed on Jacobs arising from our actions or inactions.
•Under the terms of the Transaction, we are restricted from taking certain actions that could adversely affect the intended tax treatment of the transactions, and such restrictions could limit our ability to implement strategic initiatives that otherwise would be beneficial.
•Jacobs may fail to perform under various transaction agreements, or we may fail to have the necessary systems and services in place when the transition services agreement expires.
Risks Related to Our Common Stock
•Amentum Equityholder owns a significant percentage of our common stock.
•Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.
•A significant number of shares of our common stock may be sold or otherwise disposed of, including the shares of our common stock that Jacobs owns, which may cause our stock price to decline.
•Our stock price may be volatile.
Risks Related to Climate Change
•Climate change-related weather issues could have a material adverse impact on our, or our customers’, equipment and infrastructure which could negatively impact our business, financial condition and results of operations.
•We may be affected by market or regulatory responses to climate change, or we may be unable to achieve our climate-related commitments or targets.

Risks Related to our Business and Industry
We generate a significant portion of our revenues from contracts with the U.S. federal government. If the U.S. federal government significantly decreased or ceased doing business with us, our business, financial condition and results of operations would be materially and adversely affected.
The U.S. federal government is our primary customer, with revenues from U.S. federal government contracts, either as a prime contractor or a subcontractor, with agencies including the DOD, U.S. Intelligence Community, NASA and the DOE. The U.S. federal government represented 90% of our revenues for the year ended September 27, 2024 (“fiscal year 2024”). We expect that U.S. federal government contracts will continue to be the primary source of our revenues for the foreseeable future. These contracts, which are a significant source of our revenue and profit, are subject to additional risks compared to contracts with private sector customers:

•Most contracts with the U.S. federal government, and many contracts with other government entities, permit the government customer to terminate the contract at any time for the convenience of the government or for default by the contractor. Governmental agencies may modify, curtail or terminate our contracts with little or no notice at any time prior to their completion and, if we do not replace them, we may suffer a decline in revenue. In addition, for some assignments, the U.S. federal government may attempt to “insource” the services to government employees rather than outsource to a contractor.
•Most government contracts are awarded through a rigorous competitive process, which may emphasize price over other qualitative factors. The U.S. federal government has increasingly relied upon multiple-year contracts with multiple contractors that generally require those contractors to engage in an additional competitive procurement process for each task order issued under a contract. This process may result in us facing significant additional pricing pressure and uncertainty and incurring additional costs. See Risk Factor “—We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.”
•We may not be awarded government contracts because of existing policies designed to protect small businesses and under-represented minorities. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside programs may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside programs. In addition, even if we are qualified to work on a U.S. federal government contract, we may not be awarded the contract because of existing government policies designed to assist small businesses and other designated classifications of businesses.
•Government contracts are subject to specific procurement regulations and a variety of other socio-economic requirements, which affect how we transact business with our customers and, in some instances, impose additional costs on our business operations. For example, for contracts with the U.S. federal government, we must comply with the FAR, the Truthful Cost or Pricing Data Act, the Cost Accounting Standards (“CAS”), and numerous regulations governing environmental protection and employment practices. Government contracts also contain terms that may expose us to heightened levels of risk and potential liability than non-government contracts.
•Many of our U.S. federal government contracts require our employees and facilities to have security clearances, which can be difficult and time consuming to obtain. If our employees or our facilities are unable to obtain or retain the necessary security clearances, our customers could terminate or not renew existing contracts or award us new contracts, which could have a material adverse impact on our business, financial condition and results of operations. Our government contracts may also involve classified information and security restrictions, which may limit our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors may have less insight into our business with respect to these programs.
Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, legal violations or investigations, deficiencies in services, reports or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation with the U.S. federal government. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity. In addition, the mishandling or the perception of mishandling sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our customers, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyberattacks, could harm our relationship with U.S. federal government agencies. Our ability to hire or retain employees and our standing in professional communities, to which we contribute and receive expert knowledge, could be diminished. To the extent our performance under a contract does not meet a government agency’s expectations, the customer might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. If we were suspended or debarred from contracting with the federal government or any significant agency including the DOD, U.S. Intelligence Community, NASA and the DOE, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and results of operations would be materially and adversely affected.
In addition, many of our U.S. federal government contracts contain organizational conflict of interest (“OCI”) clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. An OCI arises when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. federal government, impair our objectivity in performing contract work or provide us with an unfair competitive advantage. Existing

OCIs, and any OCIs that may develop, could preclude our competition for or performance on a significant contract, which could limit our opportunities.
These various uncertainties, restrictions, and regulations including oversight audits by government authorities as well as profit and cost controls, could have a material adverse impact on our business, financial condition and results of operations.
Our U.S. federal government contract work is regularly reviewed and audited by the U.S. federal government, U.S. federal government auditors and others, and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.
U.S. federal government contracts are subject to specific laws and regulations such as the FAR, the Truthful Cost or Pricing Data Act, the CAS, the Service Contract Act and DoD security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. federal government contracts are subject to audits, cost reviews and investigations by U.S. federal government contracting oversight agencies such as the Defense Contract Audit Agency (“DCAA”). The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if we are complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. federal government contracts. The DCAA presents its report findings to the Defense Contract Management Agency (“DCMA”). Should the DCMA determine that we have not complied with the terms of our contract or applicable statutes and regulations, payments to us may be disallowed, which could result in retroactive adjustments to previously reported revenues and refunding of previously collected cash proceeds.
Given the demands of working for the U.S. federal government, we may have disagreements or experience performance issues. When performance issues arise under any of our U.S. federal government contracts, the U.S. federal government retains the right to pursue remedies, which could include termination under any affected contract. If any contract were so terminated, our ability to secure future contracts could be adversely affected. Other remedies that could be sought by our U.S. federal government customers for any improper activities or performance issues include sanctions such as forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the U.S. federal government. Further, the negative publicity that could arise from disagreements with our customers or sanctions as a result thereof could have an adverse effect on our reputation in the industry, reduce our ability to compete for new contracts and may also have a material adverse effect on our business, financial condition and operating results. See Risk Factor “—Our professional reputation and relationships with government agencies are critical to our business, and any harm to our reputation or relationships could decrease the amount of business that governments do with us, which could have a material adverse effect on our business, financial condition and results of operations.”
A delay in the completion of the federal government’s budget process, a decline in the federal government budget, changes in spending or budgetary priorities or delays in contract awards may materially adversely affect our business, financial condition and results of operations.
To the extent the U.S. Congress is unable to approve the annual federal budget or raise the debt ceiling on a timely basis, and enacts a continuing resolution, funding for new projects may not be available and funding on contracts we are already performing may be delayed. If Congressional efforts to approve such funding fail, and Congress is unable to craft a long-term agreement on the U.S. federal government’s ability to incur indebtedness in excess of its current limits, the U.S. federal government may not be able to fulfill its current funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue, cash flow and operating results. The delay or cancellation of key programs or the delay of contract payments may have a material adverse effect on our revenue and operating results.
Additionally, levels of U.S. federal government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, on November 12, 2024, President-elect Trump announced a planned advisory commission, the “Department of Government Efficiency” to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and defense spending levels, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Current U.S. federal government spending levels for defense-related or other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. The U.S. federal government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift defense or other budgetary priorities, reduce overall U.S. federal government spending or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a significant portion of our future revenues. A significant decline in overall U.S. federal government spending, including the areas of national security, intelligence and homeland security, a significant shift in U.S. federal government spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our business, financial condition and operating results.
Historically, we have benefited from both domestic and international government programs that provide funding for our services. While spending and stimulus bills may provide funding in many of the markets in which we operate, we may not be able to obtain the expected benefits from these bills or similar bills in the future. In addition, the timing of funding awards under these bills is uncertain. A reduction in the amount of governmental funding available could materially affect our results of operations.
A significant portion of our revenue is derived from task orders under IDIQ contract vehicles where we perform in either a prime or subcontractor position.
IDIQ contracts are often used by customers, including the U.S. federal government, to obtain commitments from contractors to provide certain services or solutions on pre-established terms and conditions. These contracts often contain multi-year terms and unfunded ceiling amounts that allow but do not commit the U.S. federal government to purchase products and services from contractors. Our ability to generate revenue under these types of contracts depends on our ability to be awarded task orders to purchase the specific services or solutions needed. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the preselected contractors. Multiple contractors must often compete under multiple award IDIQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. A failure to be awarded task orders or to win new task orders to replace lost or expiring task orders under such contracts would have a material adverse effect on our business, financial condition and results of operations.
In addition, our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on these contracts. The loss, without replacement, of certain of these contract vehicles could have a material adverse effect on our ability to win new business.
We engage in a highly competitive business. If we are unable to compete effectively, we could lose market share and our business and results of operations could be negatively impacted.
We face intense competition to provide engineering and technology solutions to customers. The markets we serve are highly competitive, and we compete against a large number of regional, national and multinational companies, many of whom may have greater financial resources, name recognition and a larger pool of technical staff. The extent and type of our competition varies by industry, geographic area and project type.
Our projects are frequently awarded through a competitive procurement process, which involves risks and substantial costs, including the cost and managerial time to prepare bids and proposals for contracts that we may not be awarded or may be split among competitors, the risk of inaccurately estimating the resources required to fulfill a contract we are awarded, the difficulty of execution, cost overruns and loss of committed costs, and any opportunity cost of not bidding and winning other contracts we might have otherwise pursued. With respect to U.S. federal government customers, the procurement process may change. See Risk Factor “—The U.S. federal government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.”
Furthermore, even after being awarded a contract, we may encounter significant delay, expense, contract modifications or even contract loss as a result of bid protests from unsuccessful bidders. It can take many months for the relevant U.S. federal government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, contract modification, or loss of an awarded contract as a result of the award being overturned. Even where a bid protest does not result in a renewed competition, the resolution typically extends the time until the contract activity can begin.
We are constantly competing for project awards based on pricing, schedule and the breadth and technical sophistication of our services. Some of our competitors have made or could make acquisitions of businesses or establish agreements among themselves or third parties, which could allow them to offer more competitive and comprehensive solutions. As a result, our competitors may be able to accelerate the adoption of new technologies that better address customer needs, expand their offerings more quickly than we do, limit our access to certain suppliers or devote more significant resources than us. Competition can place downward pressure on our contract prices and profit margins, which increases the risk that, among other things, we may not realize profit margins at the same rates as we have seen in the past or may become responsible for costs or other liabilities we have not accepted in the past. If we are unable to compete effectively, we may experience a loss of market share or reduced profitability or both, which could have a material adverse impact on our business, financial condition and results of operations.
Our results of operations depend on the award of new contracts and the timing of the award of these contracts.

Our revenues depend on new contract awards. Delays in the timing of the awards or cancellations of such projects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. It is particularly difficult to predict whether or when we will receive contracts for large-scale projects as these contracts frequently involve a lengthy and complex procurement and selection process, which is affected by a number of factors, such as market conditions or environmental and other governmental approvals. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts.
The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. When an expected contract award is delayed or not received, we incur additional costs resulting from reductions in staff or redundancy of facilities, which could have a material adverse effect on our business, financial condition and results of operations.
Continuing elevated inflation, rising or continued high interest rates, and/or costs could reduce the demand for our services as well as decrease our profit on our existing contracts, in particular with respect to our fixed-price contracts.
Rising inflation, interest rates, and/or costs could reduce the demand for our services. In addition, we bear all of the risk of high inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-plus-fee type contracts (62% for fiscal year 2024), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. Additionally, we are typically able to price fixed-price and time-and-materials (“T&M”) contracts in a manner that accommodates inflation and cost increases over the period of performance. However, if we continue to experience inflationary pressures, inflation may have a larger impact on our results of operations in the future, particularly if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent. Therefore, continued inflation, rising or continued high interest rates and/or construction costs could have a material adverse impact on our business, financial condition and results of operations.
Many of our work sites are workplaces with inherent safety and environmental risks. The occurrence of an accident or safety incident involving employees, contractors or others can result in injuries, disabilities or even loss of life, which could expose us to significant financial losses and reputational harm, as well as civil and criminal liabilities.
At work sites, our employees, contractors and others may be in close proximity with large pieces of mechanized equipment, moving vehicles, chemical and manufacturing processes and hazardous and highly regulated materials, such as nuclear and radioactive materials, in a challenging environment and often in geographically remote locations. We are responsible for safety on some of those project sites, and, accordingly, we have an obligation to comply with applicable laws, including to implement effective safety policies and procedures and to provide appropriate personal protective equipment. The failure by us or others working at such sites to comply with such laws, to implement effective safety procedures, to provide necessary equipment, to protect other contractors at work sites we manage or to conduct work in a safe manner, may result in injury, disability or loss of life, which may result in investigations, claims or litigation or result in delays in the completion or commencement of our projects. Unsafe work sites also have the potential to increase employee turnover, increase the cost of a project to our customers and raise our operating and insurance costs. In addition, releases of hazardous materials or nuclear wastes, or fires, explosions or other incidents, may result in environmental damages, or public safety concerns, and the related costs and liabilities could have a material adverse effect on our business or results of operations.
Our safety record is critical to our reputation. Many of our customers require that we meet certain safety criteria to be eligible to bid for contracts, and our contracts may provide for automatic termination or forfeiture of some or all of our contract fees or profit in the event we fail to meet certain measures.
For all of the foregoing reasons, if we fail to maintain adequate safety standards, we could suffer harm to our reputation, reduced profitability or the loss of projects or customers, which could have a material adverse impact on our business, financial condition and results of operations.
The nature of our contracts, particularly any fixed-price contracts, subjects us to risks of cost overruns.
We generate revenues under various types of contracts, which include cost-plus-fee, T&M and fixed-price contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-plus-fee and T&M contracts generally have lower profitability than fixed-price contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-plus-fee and T&M contracts that we cannot bill to our customers. While fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from fixed-price contracts represented 27% of our revenues for fiscal year 2024. For fixed-price contracts, we may benefit from any cost-savings, but we bear greater risk of paying some, if not all, of any cost overruns. Though some fixed-price contracts may anticipate moderate increases in costs over the term of the contract, cost overruns can occur, leading to reduced profits or, in some cases, a loss for that contract for a variety of reasons, including if the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions and inflationary pressures. We may present change orders and claims to our customers, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to properly document the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our customers, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, result in a loss for a project. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. Both fixed-price and many cost-plus-fee contracts require us to estimate the total cost of the work in advance of our performance. Fixed-price contracts are established in part on information in customer solicitations, which may be partial or incomplete; cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing; and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies.
Our contracts that are fundamentally cost-plus-fee in nature may also present a risk to the extent the final cost on a contract exceeds the amount the customer expected or budgeted. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances on which we based our original estimates will change in a manner that increases costs. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, rising inflation, natural disasters or other force majeure events) could make our contracts less profitable than expected or unprofitable.
Our failure to meet performance requirements or contractual schedules could adversely affect our business, financial condition and results of operations.
Many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we often incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer, which may impact our liquidity. In some circumstances, we may incur penalties if we do not achieve completion by a scheduled date. In some cases, the occurrence of delays may be due to factors outside of our control, such as due to supply chain shortages.
The contracts in our backlog may be adjusted, canceled or suspended by our customers and, therefore, our backlog is not necessarily indicative of our future revenues or earnings.
Backlog represents estimates of the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of September 27, 2024, backlog was $45.0 billion. The backlog may not be realized as revenues in the amounts reported or if realized will result in profits. In accordance with industry practice, substantially all of our contracts, including our U.S. federal government contracts, are subject to cancellation, termination, or suspension at the discretion of the customer, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts, and may be subject to other contingencies such as congressional appropriations. The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. For example, many government contracts are made with multiple providers, meaning that the government could turn to other companies to fulfill the contract. Action by the government to obtain support from other contractors or failure by the government to order the quantity of work anticipated could reduce revenues realized under a particular contract. Our unfunded backlog contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. In the event of a contract cancellation, we would generally have no contractual right to the revenue reflected in our backlog. Contracts can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the contract. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
In some markets, there is a continuing trend toward cost-plus-fee contracts with incentive-fee arrangements. Typically, our incentive fees are based on such things as achievement of target completion dates or target costs, overall safety performance, overall customer satisfaction and other performance criteria. If we fail to meet such targets or achieve the expected performance standards, we may receive a lower, or even zero, incentive fee, resulting in lower gross margins. Accordingly, the contracts in backlog, assuming they produce the revenues currently expected, may not generate gross margins at the rates we have realized in the past.

The provision of our services may expose us to significant monetary damages or even criminal violations in the event of liabilities resulting from our activities, including noncompliance with regulatory requirements, and our insurance policies may not provide adequate coverage, which could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
We provide services that are subject to professional standards and qualifications, including providing services that are based on our professional engineering expertise, as well as our other professional credentials. These services must comply with various professional standards, duties and obligations regulating the performance of such services. Our business, for example, may involve professional judgments regarding the planning, design, development, construction, operations and management of government and industrial facilities. While we do not generally accept liability for consequential damages in our contracts, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, we may be deemed to be responsible for these professional judgments, recommendations or opinions if they are later determined to be inaccurate, or if a catastrophic event or other failure occurs at one of our work sites. Any unfavorable legal ruling against us could result in substantial monetary damages, disqualification to perform services in the future, or even criminal violations.
Such events could result in significant professional liability and warranty or other claims against us that could be highly publicized and have reputational harm, especially if public safety is impacted. We could also be liable to third parties, including through class actions, even if we are not contractually bound to those third parties. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and could impact our ability to obtain insurance in the future. Further, even where coverage applies, the policies have limits and deductibles or retentions, which could result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, indemnification from customers or subcontractors may not be available. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention, if successful and of a material magnitude, could have a material adverse impact on our business, financial condition and results of operations.
We are a party to claims and litigation in the normal course of business, including litigation inherited through acquisitions. Our business operations can result in substantial injury or damage to employees or others, and expose us to substantial claims and litigation and investigations relating to, among other things, personal injury, loss of life, business interruption, property damage, or pollution and environmental damage. We can also be exposed to claims if we agreed that our work will achieve certain performance standards or satisfy certain technical requirements and those standards or requirements are not met. In many of our contracts with customers, subcontractors and vendors, we agree to retain or assume potential liabilities for damages, penalties, losses and other exposures relating to projects that could result in claims that greatly exceed the anticipated profits relating to those contracts. In addition, while customers and subcontractors may agree to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.
With a workforce of over 53,000 people globally, we are also party to labor and employment claims in the normal course of business. Certain of these claims relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
In addition, claims received from subcontractors or made by us for change orders can be the subject of lengthy negotiations, arbitration or litigation proceedings, which could result in the investment of significant amounts of working capital pending the resolution of the relevant change orders and claims. A failure to promptly recover on these types of claims could have a material adverse impact on our liquidity and financial results. Additionally, irrespective of how well we document the nature of our claims and change orders, the cost to prosecute and defend claims and change orders can be significant.
Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. Pending or future claims against us could result in professional liability, product liability, criminal liability, warranty obligations, default under our credit agreement and other liabilities which, to the extent we are not insured against a loss or our insurer fails to provide coverage, could have a material adverse impact on our business, financial condition, and results of operations and damage our reputation.
We are dependent on third parties to complete many of our contracts.
We hire third-party subcontractors to perform a significant amount of the work under our contracts. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project will be impaired. If we are not able to locate qualified third-party subcontractors or the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a fixed-price contract, we may suffer losses on these contracts. If a subcontractor, supplier, or manufacturer fails to provide services, supplies, parts or equipment as required under a contract for any reason, or fails to provide such services, supplies, parts or equipment in accordance with applicable quality standards as required by the contract or regulation, we will be required to source these services, equipment, parts or supplies from other third parties on a delayed basis or on less favorable terms, which could impact contract profitability and/or could result in claims against us for damages. We are subject to disputes with our subcontractors from time to time relating to, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, or our failure to extend existing task orders or issue new task orders under a contract. In addition, faulty workmanship, equipment or materials would likely impact the overall project, which could result in claims against us for failure to meet required project specifications.
Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
We are subject to the risk of misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by our employees, agents or partners, which could have a significant negative impact on our business and reputation. Such misconduct includes the failure to comply with government procurement regulations, regulations regarding the protection of classified information, regulations prohibiting bribery and other corrupt practices, regulations regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, regulations pertaining to the internal controls over financial reporting, regulations pertaining to export control, environmental laws, employee wages, pay and benefits, and any other applicable laws or regulations. For example, we routinely provide services that may be highly sensitive or that relate to critical national security matters; if a security breach were to occur, our ability to receive future government contracts could be severely limited. The precautions we take to prevent and detect these activities may not be effective and we could face unknown risks or losses. Our failure to comply with applicable laws or regulations, or acts of misconduct subjects us to the risk of fines and penalties, cancellation of contracts, loss of security clearance and suspension or debarment from contracting, any of which could damage our reputation, weaken our ability to win contracts and result in reduced revenues and profits and could have a material adverse impact on our business, financial condition and results of operations. See “Risks Related to Regulatory Compliance”.
Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
We are subject to certain risks related to interruptions, errors and delays in our information technology systems. In the event we are unable to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could result in the material loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error or similar events or disruptions. Any of these or other events could have a material adverse impact on our business, financial condition, protection of personal data and intellectual property and results of operations, as well as those of our customers.
As a government contractor and a provider of information technology services operating in multiple regulated industries and geographies, we and our service providers, suppliers and subcontractors collect, store, transmit and otherwise process personal, confidential, proprietary and sensitive information, including classified information. As a result, our information technology systems, including those provided by third-party cloud providers or other infrastructure-as-a-service providers, which have grown over time, including through acquisitions, have, and will continue to experience threats, including unauthorized access, computer hackers, computer viruses, malicious code, ransomware, phishing, organized cyber-attacks and other security problems and system disruptions, including unauthorized access to and disclosure of our and our customers’ proprietary, classified or other protected information. Such threats have caused, and may also seek to cause in the future, payments due to or from us to be misdirected to fraudulent accounts, which may not be recoverable by us.
While we have security measures and technology in place designed to protect our and our customers’ proprietary, classified and other protected information, there can be no assurance that our efforts will prevent all threats to our computer systems. Recently, the U.S. federal government has raised concerns about a potential increase in cyber-attacks generally as a result of the military conflict between Russia and Ukraine and the related sanctions imposed by the United States and other countries. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.

For additional information on the regulatory requirements governing data privacy and security, see “Risks Related to Regulatory Compliance—Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our business, financial condition and results of operations.”
If we do not have adequate indemnification for our nuclear services, it could adversely affect our business, financial condition and results of operations.
The Price-Anderson Nuclear Industries Indemnity Act, commonly called the Price-Anderson Act (“PAA”), is a U.S. federal law, which, among other things, regulates radioactive materials and the nuclear energy industry, including liability and compensation in the event of nuclear related incidents. The PAA provides certain protections and indemnification to nuclear energy plant operators and DOE contractors. The PAA protections and indemnification apply to us as part of our services to the U.S. nuclear energy industry and DOE for new facilities, maintenance, modification, decontamination and decommissioning of nuclear energy, weapons and research facilities.
We offer similar services in other jurisdictions outside the U.S. For those jurisdictions, varying levels of nuclear liability protection is provided by international treaties, and/or domestic laws, such as the Nuclear Liability and Compensation Act of Canada and the Nuclear Installations Act of the United Kingdom, insurance and/or assets of the nuclear installation operators (some of which are backed by governments) as well as under appropriate enforceable contractual indemnifications and hold-harmless provisions. These protections and indemnifications, however, may not cover all of our liabilities that could arise in our performance of these services. To the extent the PAA or other protections and indemnifications do not apply to our services, the cost of losses associated with liability not covered by the available protections and indemnifications, or by virtue of our loss of business because of these added costs could have a material adverse impact on our business, financial condition and results of operations.

Risks Related to International Operations

Our international operations are exposed to additional risks and uncertainties, including unfavorable political developments and weak foreign economies.
Our business is dependent on the continued success of our international operations, and we expect our international operations to continue to account for a significant portion of our revenues. Our international operations are subject to a variety of risks, including:
•recessions and other economic crises in other regions, such as Europe, Asia or other specific foreign economies and the impact on our costs of doing business in those countries;
•difficulties in staffing and managing foreign personnel and operations, including challenges related to logistics, communications and professional licensure of our international workforce;
•unexpected changes in foreign government policies and regulatory requirements;
•potential non-compliance with a wide variety of laws and regulations, including anti-corruption, export control and anti-boycott laws and similar non-U.S. laws and regulations;
•potential non-compliance with regulations and evolving industry standards regarding consumer protection and data use and security, including the GDPR approved by the European Union and the Data Protection Act approved by the United Kingdom;
•lack of developed legal systems to enforce contractual or intellectual property rights;
•expropriation and nationalization of our assets in a foreign country;
•renegotiation or nullification of our existing contracts;
•the adoption of new, and the expansion of existing, trade or other restrictions;
•embargoes, duties, tariffs or other trade restrictions, including sanctions;
•geopolitical developments that impact our or our customers’ ability to operate in a foreign country;
•changes in labor conditions;
•acts of war, aggression between nations, civil unrest, force majeure, and terrorism;
•the ability to finance efficiently our foreign operations;
•social, political, and economic instability;
•changes to tax policy;
•currency exchange rate fluctuations;
•limitations on the ability to repatriate foreign earnings; and
•U.S. federal government policy changes in relation to the foreign countries in which we operate.
The lack of a well-developed legal system in some of these countries may make it difficult to enforce our contractual rights. In addition, military action, geopolitical shifts or continued unrest, particularly in the Middle East, could disrupt our operations in the region and elsewhere and may also impact the supply or pricing of oil, increase our security costs and cost of compliance with local laws, and present risks to our reputation. Additionally, recent events, including changes in U.S. trade policies and responsive changes in policy by foreign jurisdictions and similar geopolitical developments and uncertainty in the E.U., Asia and elsewhere, have increased levels of political and economic unpredictability globally, and may increase the volatility of global financial markets and the global and regional economies.
To the extent our international operations are affected by unexpected or adverse economic, political and other conditions, our business, financial condition and results of operations may be adversely affected.
Changes in domestic and foreign governmental laws, regulations and policies, changes in statutory tax rates and laws, and unanticipated outcomes with respect to tax audits could adversely affect our business, profitability and reputation.
Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including environmental and employment requirements, export/import laws, tax policies and other similar legal requirements). Failure to comply with any of the foregoing laws, regulations and policies could result in civil and criminal, monetary and non-monetary penalties, as well as damage to our reputation. In addition, our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental protection, employment, data security, data privacy and health and safety laws, may exceed our estimates. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.
We are subject to taxation in a number of jurisdictions. Accordingly, our effective tax rate is impacted by changes in the mix among earnings in countries with differing statutory tax rates. A material change in the statutory tax rate or interpretation of local law in a jurisdiction in which we have significant operations could adversely impact our effective tax rate and impact our financial results.
Our tax returns are subject to audit and taxing authorities could challenge our operating structure, taxable presence, application of treaty benefits or transfer pricing policies. If changes in statutory tax rates or laws or audits result in assessments different from amounts estimated, our business, results of operations and financial condition could be adversely affected. In addition, changes in tax laws could have an adverse effect on our customers, resulting in lower demand for our products and services.
We work in international locations where there are high security risks, which could result in harm to our employees or unanticipated costs.
Some of our services are performed in high-risk locations, including for example Iraq and Ukraine, where the country or location is subject to political, social or economic risks, or war, terrorism or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the security of our personnel. Despite these activities, in these locations, we cannot always guarantee the security of our personnel. Acts of terrorism, threats of armed conflicts and human rights violations in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel or the cancellation of contracts, and in some instances, cause damage to our reputation. The loss of key employees or contractors, whether as a result of injury, death or attrition, may adversely impact our business operations.

Risks Related to Acquisitions, Investments, Joint Ventures and Divestitures

Our use of joint ventures, partnerships and strategic investments in entities exposes us to risks and uncertainties, many of which are outside of our control.
As is common in our industry, we perform certain contracts as a member of joint ventures, partnerships, and similar arrangements. This situation exposes us to a number of risks, including the risks that our partners may be unable to fulfill their obligations to us or our customers and that our reputation may be negatively affected due to the actions of our joint venture or other partners.
Further, we have limited ability to control the actions of our joint venture partners, including with respect to nonperformance, default, bankruptcy or legal or regulatory compliance. Our partners may be unable or unwilling to provide the required levels of financial support to the partnerships. If these circumstances occur, we may be liable for claims and losses attributable to the partner by operation of law or contract. These circumstances could also lead to disputes and litigation with our partners or customers, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.
We depend on the management effectiveness of our joint venture partners. Differences in views among the joint venture participants may result in delayed decisions or in failures to agree on major issues, which could materially affect the business and operations of these ventures. In addition, in many of the countries in which we engage in joint ventures, it may be difficult to enforce our contractual rights under the applicable joint venture agreement. If we are not able to enforce our contractual rights, we may not be able to realize the benefits of the joint venture or we may be subject to additional liabilities.

We participate in joint ventures and similar arrangements in which we are not the controlling partner. In these cases, we have limited control over the actions of the joint venture. These joint ventures may not be subject to the same requirements regarding internal controls and internal control over financial reporting that we follow. To the extent the controlling partner makes decisions that negatively impact the joint venture or internal control problems arise within the joint venture, it could have a material adverse impact on our business, financial condition and results of operations.
The failure by a joint venture partner to comply with applicable laws, regulations or customer requirements could negatively impact our business and, for government customers, could result in fines, penalties, suspension or even debarment being imposed on us, which could have a material adverse impact on our business, financial condition and results of operations.
An impairment charge on our goodwill or intangible assets could have a material adverse impact on our financial position and results of operations.
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. As of September 27, 2024, we have $5.6 billion of goodwill, representing 46.4% of the total assets of $12.0 billion. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis, and whenever events occur, or circumstances change, that indicate impairments could exist and that the carrying value of such goodwill may not be recoverable, based upon a fair value approach. These impairment tests are based on several factors requiring judgment. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. We evaluate goodwill for impairment annually on the first day of the fourth quarter of the fiscal year or whenever events or circumstances indicate that the carrying value may not be recoverable.
If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. If the fair value of our reporting units is less than their carrying value, we could be required to record an impairment charge. For example, we recorded non-cash impairment charges of $186.0 million and $108.0 million in fiscal year 2023 and fiscal year 2022, respectively. The amount of any impairment could be significant and could have a material adverse impact on our financial position and results of operations for the period in which the charge is taken. For a further discussion of goodwill impairment testing, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Our business strategy relies in part on acquisitions and strategic investments to sustain our growth. These transactions present certain risks and uncertainties.
Our business strategy involves growth through, among other things, the acquisition of, and strategic investments in, other companies. These transactions, as well as transactions we may engage in in the future, present a number of risks, including:
•assumption of liabilities of an acquired business, including liabilities that were unknown at the time the transactions were negotiated, such as if the target company failed to comply with U.S. federal, state, local and foreign laws and regulations and/or contractual requirements with government customers;
•valuation methodologies may not accurately capture the value of the target company’s business;
•failure to realize anticipated benefits, such as cost savings, synergies, business opportunities and growth opportunities within the anticipated time-frame or at all;
•the loss of key customers or suppliers, including as a result of any actual or perceived conflicts of interest;
•difficulties or delays in obtaining regulatory approvals, licenses and permits;
•the effects of diverting leadership’s attention from day-to-day operations to matters involving the integration of target companies;
•potentially substantial transaction costs associated with business combinations, strategic investments and/or divestitures;
•potential impairment resulting from the overpayment for an acquisition or investment or post-closing deterioration in the target company's business;
•difficulties relating to assimilating the leadership, personnel, benefits, services, and systems of an acquired business and to assimilating marketing and other operational capabilities;
•increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial and non-financial (e.g., climate change disclosure-related) reporting and internal controls; and
•the potential for claims for damages by the sellers of any business if we enter into an acquisition agreement that we do not ultimately consummate, or if disputes arise post-closing relating to post-closing covenants or payment obligations.
While we may obtain indemnification rights from the sellers of acquired businesses and/or insurance that could mitigate certain of these risks, such rights may be difficult to enforce, the losses may exceed any dedicated escrow funds and the indemnitors may not have the ability to financially support the indemnity, or the insurance coverage may be unavailable or insufficient to cover all losses.

If our leadership is unable to successfully integrate acquired companies or implement our growth strategy with respect to acquisitions and/or strategic investments, our operating results could be harmed. Moreover, we may not continue to successfully expand or the growth or expansion may not result in profitability.
In addition, we may not continue to locate suitable acquisition or investment targets or may not be able to consummate any such transactions on terms and conditions acceptable to us. Existing cash balances and cash flows from operations, together with borrowing capacity under our senior secured credit facility, may be insufficient to make acquisitions and/or strategic investments. Future acquisitions and/or strategic investments may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all. Acquisitions and/or strategic investments may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.

Risks Related to Regulatory Compliance

As a U.S. federal government contractor, we are subject to various procurement and other laws and regulations and could be adversely affected by a failure to comply with these laws and regulations or changes in such laws and regulations.

U.S. federal government contractors must comply with many significant procurement regulations and other specific legal requirements. These regulations and requirements, although customary in U.S. federal government contracting, increase our performance and compliance costs and are regularly evolving. We are subject to and expected to perform in compliance with a vast array of federal and state civil and criminal laws, including:
•the Truthful Cost or Pricing Data requirements (commonly referred to as the Truth in Negotiations Act);
•the Procurement Integrity Act;
•the Anti-Kickback Act;
•the Cost Accounting Standards;
•the FAR and agency FAR supplements;
•the International Traffic in Arms Regulations promulgated under the Arms Export Control Act;
•the Close the Contractor Fraud Loophole Act;
•the Foreign Corrupt Practices Act (“FCPA”);
•the Service Contract Act;
•the Davis-Bacon Act;
•immigration laws and regulations;
•tax laws and regulations;
•import-export controls and trade restrictions; and
•federal and state employment laws and regulations (including equal opportunity and affirmative action requirements).

For example, our global operations require importing and exporting goods and technology across international borders which requires compliance with both export regulatory laws and International Trafficking in Arms Regulations (“ITAR”). Although we have policies and procedures to comply with U.S. and foreign international trade laws, the violation of such laws could subject us and our employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions including denial of import or export privileges or debarment from participation in U.S. federal government contracts, and could damage our reputation and our ability to do business. Similarly, the companies we acquire may have issues with regulatory compliance and the integration of those companies may present challenges, which could risk violations of governmental requirements.

Additionally, we are subject to the False Claims Act (the “FCA”), which provides for substantial damages and penalties where, for example, a contractor presents a false or fraudulent claim to the government for payment or approval. Actions under the FCA may be brought by the government or by individuals (including employees or former employees) on behalf of the government (who may then share a portion of any recovery). If we fail to comply with these laws and regulations, we may also suffer harm to our reputation, which could impair our ability to win awards of contracts in the future or receive renewals of existing contracts. If we are subject to civil and criminal penalties and administrative sanctions or suffer harm to our reputation, our business, financial condition and results of operations could be materially and adversely affected. We are currently, and may, from time to time, be subject to government investigation or litigation brought by or on behalf of the government under the FCA. Because of the inherent uncertainties of litigation, we are unable to predict the outcome of these proceedings, though we believe that the resolution of these matters will not have a material effect on our results of operations. However, we may be subject to additional FCA litigation, which could include claims for treble damages, and these suits may remain under seal (and hence, be unknown to us) for some time while the U.S. federal government decides whether to intervene on behalf of the plaintiff.

Under our U.S. federal government contracts, we are required to report significant overpayments we receive from the U.S. federal government and other specified violations to the relevant agency inspector general. In addition, compliance with procurement laws and regulations, as well as performance under the terms of government contracts and subcontracts, is periodically reviewed by U.S. federal government agencies. We and many of our customers operate in highly regulated environments, which requires us or our customers to obtain, and to comply with, federal, state and local government permits and approvals. These permits or approvals are subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with, or the loss or modification of, the conditions of permits or approvals subjects us to the risk of penalties or other liabilities, could have a material adverse impact on our business, financial condition and result of operations.

If we are found to have violated the law, or are found not to have acted responsibly as defined by the law, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. federal government, any of which could have an adverse effect on its financial position, results of operations and/or cash flows.

Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We conduct business in certain identified growth areas, such as national security and national intelligence, that are highly regulated and may expose us to increased compliance risk. New laws, regulations, or procurement requirements, or changes to current laws and regulations and requirements (including, for example, regulations relating to allowability of compensation costs, counterfeit parts, specialty metals and conflict minerals), can increase our costs and risks and reduce our profitability. U.S. federal government contract violations could result in the imposition of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. federal government. We could also suffer serious harm to our reputation. Any interruption or termination of our ability to bid on U.S. federal government contracts could materially and adversely affect our business, financial condition and results of operations.

In addition, we are subject to various additional international procurement and other laws and regulations, including the United Kingdom Bribery Act, with similar impacts to us for failure to comply.

The U.S. federal government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry continues to experience significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. federal government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential organizational conflicts of interest, deterrence of fraud, and stricter environmental compliance or sustainability requirements could have an adverse effect on us. Federal and state laws, regulations and mandates relating to climate change that require GHG remissions reductions, carbon-free electricity, net-zero emissions from vehicles, buildings, procurement and operations or similar initiatives could diminish or weaken our ability to obtain new contracts or garner renewals. As a government services provider, we anticipate that requirements around supply chain management and specific procurement strategies to reduce contractor GHG emissions and GHG emissions associated with products used or acquired could impair us from effectively competing. Further, requirements around the disclosure of GHG emissions, particularly Scope 3 emissions, emission reduction targets, climate change related-risks and other climate change initiatives may lead us to expend substantial management resources and related costs for external support that could potentially have a negative impact on our business and our ability to secure certain contracts or contract renewals. New, rapidly shifting or revised government policies relating to such matters could have an equally adverse effect on us, as a government contractor. Moreover, shifts in the buying practices of U.S. federal government agencies (such as increased usage of fixed-price contracts, multiple award contracts and small business set-aside contracts) could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods, including those related to climate change, could be costly or administratively difficult for us to implement and could adversely affect our business, financial condition and results of operations.
Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our business, financial condition and results of operations.
We are subject to a variety of laws and regulations in the U.S., at the federal, state and local levels and abroad relating to data privacy and security. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, and may differ in material respects among jurisdictions, interpreted and applied inconsistently among jurisdictions or in a manner that is inconsistent with our current policies and practices, all of which can make compliance challenging and costly, and expose us to related risks and liabilities.

As a contractor supporting defense and national security customers, we are also subject to certain additional, specific regulatory compliance requirements relating to data privacy and security. Under the Defense Federal Acquisition Regulation Supplement and other federal regulations, we are required to implement the security and privacy controls in National Institute of Standards and Technology Special Publications on certain of our networks and information technology systems. To the extent that we do not comply with applicable security and control requirements, and there is unauthorized access to or disclosure of sensitive information (including personal information), this could potentially result in a contract termination or information security issues, which could materially and adversely affect our business and financial results and lead to reputational harm. We will be subject to the DoD Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require contractors that process, store, or transmit critical national security information on their information technology systems to receive specific third-party certifications relating to specified cybersecurity standards to be eligible for contract awards. In addition, our subcontractors, and in some cases our vendors, also may be required to adhere to the CMMC program requirements and, potentially, to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive awards or execute on relevant government programs. We are in the process of evaluating our readiness and preparing for the CMMC, but to the extent we are unable to achieve certification in advance of contract awards that specify the requirement in the future, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, depending on the level of standard as required for each solicitation, which could adversely impact our business, financial condition and results of operations. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
The overarching complexity of data privacy and security laws and regulations around the world poses a compliance challenge that could manifest in costs, damages or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the breach of applicable data privacy and security requirements by us, our employees, our business partners (including our service providers, suppliers or subcontractors) or our customers. We also expect that there will continue to be new proposed laws, regulations and industry standards concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws, regulations or standards, may have on our business. Any failure or perceived failure by us, our service providers, suppliers, subcontractors or other business partners to comply with applicable laws, regulations, our public privacy policies and other public statements about data privacy and security and other obligations in these areas could result in regulatory or government actions lawsuits against us (including civil claims, such as representative actions and other class action-type litigation), legal liability, monetary penalties, fines, sanctions, damages and other costs, orders to cease or change our processing of data, changes to our business practices, diversion of internal resources, and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. We may also incur substantial expenses in implementing and maintaining compliance with such laws, regulations and other obligations.

Risks Related to Our Indebtedness and Credit Markets

We have a significant amount of indebtedness, which could adversely affect our financial condition or decrease our business flexibility.
On August 13, 2024, the Company completed an offering of $1.0 billion in aggregate principal amount of 7.250% senior notes due August 1, 2032. Additionally, on September 27, 2024, we entered into a new first lien credit agreement, including a new senior secured credit facility which provided for a $3,750.0 million term loan facility and a $850.0 million revolving credit facility. Our level of indebtedness could have important consequences, including, but not limited to:
•reducing our flexibility to respond to changing business and economic conditions, and increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flows from operations to make debt service payments, thereby reducing the availability of cash flows to fund working capital, capital expenditures, dividends, share repurchases, acquisitions and investments and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;
•limiting our ability to obtain additional financing to fund our working capital, capital expenditures, dividends, acquisitions and debt service requirements and other financing needs;
•increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness is bears interest at floating rates; and
•placing us at a competitive disadvantage to our competitors that have less debt.
Each financial institution that is part of the syndicate for the revolving facility is responsible on a several, and not joint, basis for providing a portion of the loans to be made under the revolving facility. If any financial institution or group of financial institutions with a significant portion of the commitments in the revolving facility fails to satisfy its or their respective obligations to extend credit under the revolving facility and we are unable to find a replacement for such participant or participants on a timely basis (if at all), our liquidity and results of operations may be adversely affected.
Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future. Although the terms of our indebtedness allow us to incur additional indebtedness, this would be subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
Restrictions imposed by our senior credit facility limit our ability to operate the business and to finance our future operations or capital needs or to engage in other business activities.
The terms of the senior secured credit facility restrict us from engaging in specified types of transactions. For example, these restrictions include covenants limiting the ability of Amentum and its restricted subsidiaries, among other things, to:
•incur or guarantee additional indebtedness;
•create or incur liens;
•pay dividends on capital stock or redeem, repurchase or retire capital stock, warrants or indebtedness, as applicable;
•enter burdensome agreements restricting non-loan parties;
•make investments, loans, advances and acquisitions;
•sell assets, including capital stock of subsidiaries;
•consolidate or merge;
•engage in sale and lease-back transactions;
•engage in transactions with our affiliates; and
•amend our organizational documents, change its fiscal year or engage in different, material lines of business.
In addition, the revolving credit facility under the first lien credit agreement contains a financial maintenance covenant. Our ability to comply with these restrictions may be affected by events beyond our control, and we may not be able to maintain compliance with them. A breach of this covenant or any of the covenants described above could result in an event of default.
If an event of default occurs under the senior secured credit facility, the relevant lenders could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and/or exercise their rights under the related security documents. If the indebtedness under the credit facility was to be accelerated, our assets may not be sufficient to repay such indebtedness in full. Any acceleration of amounts due under the credit facility or the substantial exercise by the relevant lenders of their rights under the security documents would have a material adverse effect on Amentum. In addition, an event of default under the credit facility may also be triggered under other debt instruments.
Our credit facility includes variable rates, which subject us to interest rate risk and could cause our debt service obligations to increase and net income and cash flows to correspondingly decrease.
Borrowings under the credit facility are at variable rates of interest and expose us to interest rate risk. In the recent past, inflation and other factors have resulted in an increase in interest rates generally. If interest rates were to continue to increase, our debt service obligations on the variable rate indebtedness referred to above would increase even if the principal amount borrowed remained the same, and our net income and cash flows would correspondingly decrease.
In addition, the senior secured credit facility references the Secured Overnight Financing Rate (“SOFR”) as the primary benchmark rate for our variable rate indebtedness. SOFR is a relatively new reference rate with a limited history, and changes in SOFR have, on occasion, been more volatile than changes in other benchmark or market rates. As a result, the amount of interest payable on our variable rate indebtedness is difficult to predict.

Risks Related to the Transaction

We may not realize the anticipated financial and other benefits, including growth opportunities, expected from the Transaction.
We expect to realize synergies, growth opportunities and other financial and operating benefits as a result of the Transaction. The success of Amentum in realizing these benefits, and the timing of their realization, depends, among other things, on the successful integration following the Transaction. Even if we are able to integrate successfully, we cannot predict with certainty if or when these synergies, growth opportunities and other benefits will be realized, or the extent to which they will actually be achieved. For example, the benefits from the Transaction may be offset by costs incurred in integrating the businesses. Realization of any synergies, growth opportunities or other benefits could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.
Any contractual arrangements may be on less favorable terms than the existing arrangements from which the Company benefits, may not efficiently mitigate dis-synergies arising from the Transaction, and may be inadequate to provide for the ongoing operation and growth of our business, preserve continuity for customers, deliver key capabilities or otherwise provide for continued cooperation in relevant business areas.
The integration following the Transaction may present significant challenges, and the failure to successfully integrate could have a material adverse effect on our business, financial condition or results of operations.
There is a significant degree of difficulty inherent in the integration process. These difficulties include:
•the integration of the CMS Business while carrying on the ongoing operations of all businesses;
•managing a significantly larger company than before the consummation of the Transaction;
•creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;
•the ability to ensure the effectiveness of internal control over financial reporting across the Company;
•integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and
•the potential difficulty in retaining key officers and personnel.
The process of integrating operations could result in significant costs and cause an interruption of, or loss of momentum in, the activities of the Company. Members of the Company's senior management may be required to devote considerable amounts of time to this integration process, which could decrease the time they have to manage and serve our business or develop new products or strategies. If the Company's senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Company could be materially adversely affected.
The CMS Business may not be successfully integrated. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.
If the distribution in connection with the Transaction does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Code, including as a result of actions taken in connection with the separation and distribution or the merger or as a result of subsequent acquisitions of shares of Jacobs or Amentum, then Jacobs and/or Jacobs’ shareholders that received Amentum common stock in the distribution could be required to pay substantial U.S. federal income taxes, and, in certain circumstances, we could be obligated to indemnify Jacobs for any tax liability imposed on Jacobs arising from our actions or inactions.
The consummation of the distribution was conditioned upon, among other things, the receipt by Jacobs of (1) the IRS ruling and (2) the distribution tax opinions from outside counsel and an accounting firm. Jacobs has received the distribution tax opinions and the IRS ruling, and although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect or if undertakings made to the IRS in connection with the letter ruling request are or have been violated, then Jacobs will not be able to rely on the IRS ruling. In addition, the distribution tax opinions are based on, among other things, the IRS ruling as to the matters addressed by such ruling, current law and certain representations made by Jacobs and Amentum and certain assumptions. Any change in currently applicable law, which may be retroactive, or the failure of any representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached by outside counsel and the accounting firm in the distribution tax opinions. The distribution tax opinions represent outside counsel’s and the accounting firm’s respective judgments and are not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in such opinions.
In general, if the distribution were determined not to qualify as a transaction described in Section 355 of the Code, for U.S. federal income tax purposes each U.S. holder of Jacobs common stock who received Amentum common stock in the distribution would generally be treated as receiving a taxable distribution equal to the fair market value of the Amentum common stock received by the U.S. holder, which would generally result in: (1) a taxable dividend to the U.S. holder to the extent of the U.S. holder’s pro rata share of Jacobs’ current and accumulated earnings and profits; (2) a reduction in the U.S. holder’s basis (but not below zero) in Jacobs common stock to the extent the amount received exceeds the U.S. holder’s share of Jacobs’ earnings and profits; and (3) a taxable gain from the exchange of Jacobs common stock to the extent the amount received exceeds the sum of the U.S. holder’s share of Jacobs’ earnings and profits and the U.S. holder’s basis in its Jacobs common stock. Further, if Jacobs undertakes a clean-up distribution, each U.S. holder who receives Amentum common stock in the clean-up distribution would generally be treated as receiving a taxable distribution equal to the fair market value of the Amentum common stock received by the U.S. holder in the clean-up distribution.

In addition, if the contribution and certain related transactions in the internal reorganization were determined not to qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Code for U.S. federal income tax purposes, or if the distribution were determined not to qualify as a transaction described in Section 355 of the Code for U.S. federal income tax purposes, Jacobs generally would recognize taxable gain with respect to the transfer of Amentum common stock in the distribution and in any clean-up distribution (or in prior steps of the internal reorganization), which could result in significant tax to Jacobs.
Even if the contribution and certain related transactions in the internal reorganization, otherwise qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Code, and the distribution otherwise qualifies as a transaction described in Section 355 of the Code, the distribution (or prior steps of the internal reorganization) would nonetheless be taxable to Jacobs (but not to U.S. holders of Jacobs common stock) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Jacobs or Amentum, directly or indirectly, as part of a plan or series of related transactions that includes the distribution. For purposes of Section 355(e) of the Code, any acquisitions of Jacobs or Amentum stock, directly or indirectly, within the period beginning two years before the distribution and ending two years after the distribution are generally presumed to be part of such a plan, although Jacobs may, depending on the facts and circumstances, be able to rebut that presumption. Further, for purposes of this test, the merger will be treated as part of a plan that includes the distribution, but it is expected that the merger, standing alone, will not cause the distribution to be taxable to Jacobs under Section 355(e) of the Code because Jacobs’ shareholders will own at least 50.1% of the common stock of Amentum immediately following the merger. However, if the IRS were to determine that other acquisitions of Jacobs stock, either before or after the distribution, or Amentum stock, after the merger, were part of a plan or series of related transactions that included the distribution, such determination could result in the recognition of a significant amount of taxable gain by Jacobs (but not by Jacobs’ shareholders) for U.S. federal income tax purposes under Section 355(e) of the Code.
Under the tax matters agreement, Amentum may be obligated, in certain cases, to indemnify Jacobs against taxes and certain tax-related losses in connection with the transactions that arise as a result of Amentum’s or Amentum Equityholder’s actions, or failure to act. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on Amentum.
Under the terms of the Transaction, we are restricted from taking certain actions that could adversely affect the intended tax treatment of the transactions, and such restrictions could limit our ability to implement strategic initiatives that otherwise would be beneficial.
The tax matters agreement executed in connection with the Transaction generally restricts us and our affiliates from taking certain actions after the distribution of the CMS Business that could adversely affect the intended tax treatment of the Transaction. In particular, for a two-year period following the distribution date, except as described below:
•Amentum will continue the active conduct of the CMS Business’s trade or business and the trade or business of certain CMS Business subsidiaries;
•Amentum will not voluntarily dissolve or liquidate or permit certain CMS Business subsidiaries to voluntarily dissolve or liquidate;
•Amentum will not enter into, and will not permit certain CMS Business subsidiaries to enter into, any transaction or series of transactions (or any agreement, understanding, or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50% or more of the vote or value of the Amentum (taking into account the stock acquired pursuant to the merger) or such CMS Business subsidiaries;
•Amentum will not engage in, or permit certain CMS Business subsidiaries to engage in, certain mergers or consolidations;
•Amentum will not, and will not permit certain CMS Business subsidiaries to, sell, transfer or otherwise dispose of (i) 30% or more of the gross assets of the CMS Business, certain CMS Business subsidiaries, or (ii) the active trade or business of the CMS Business or certain CMS Business subsidiaries, subject to certain exceptions;
•Amentum will not, and will not permit certain CMS Business subsidiaries to, redeem or repurchase stock or rights to acquire stock;
•Amentum will not, and will not permit certain CMS Business subsidiaries to, permit any shareholder of Amentum or of such CMS Business subsidiaries to become a “controlling shareholder” within the meaning of Treasury Regulations Section 1.355-7;
•Amentum will not, and will not permit certain CMS Business subsidiaries to, amend their certificates of incorporation (or other organizational documents) or take any other action affecting the voting rights of any stock or stock rights of Amentum or such CMS Business subsidiaries;
•Amentum will not, and will not permit certain CMS Business subsidiaries to, take any other action that would, when combined with any other direct or indirect changes in ownership of Amentum stock (including pursuant to the merger), have the effect of causing one or more persons to acquire stock representing 50% or more of the vote or value of Amentum, or otherwise jeopardize the tax-free status of the transactions;

•Amentum Equityholder will not, and will not permit its direct owners or its affiliates to, directly or indirectly acquire any stock of Amentum and certain CMS Business subsidiaries; and
•Amentum Equityholder will not, and will not permit its direct owners or its affiliates to, permit Amentum or certain CMS Business subsidiaries to enter into any transaction or series of transactions (or any agreement, understanding, or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50% or more of the vote or value of Amentum (taking into account the stock acquired pursuant to the merger) or such CMS Business subsidiaries; unless, in each case (except with respect to the second-to-last bullet above), prior to taking any such action, (1) Amentum or Amentum Equityholder, as applicable, shall have requested that Jacobs obtain a private letter ruling from the IRS and Jacobs shall have received such private letter ruling in form and substance satisfactory to Jacobs in its sole and absolute discretion, (2) Amentum or Amentum Equityholder, as applicable, shall have provided Jacobs with an unqualified tax opinion in form and substance satisfactory to Jacobs in its sole and absolute discretion, or (3) Jacobs shall have waived the requirement to obtain such private letter ruling or unqualified tax opinion.
•Failure to adhere to these requirements could result in tax being imposed on Jacobs for which Amentum could bear responsibility and for which Amentum could be obligated to indemnify Jacobs under the tax matters agreement. Any such indemnification obligation would likely be substantial and would likely have a material adverse effect on Amentum. In addition, even if Amentum is not responsible for tax liabilities of Jacobs under the tax matters agreement, Amentum nonetheless could be liable under applicable tax law for such liabilities if Jacobs were to fail to pay such taxes. Moreover, these restrictions could have a material adverse effect on Amentum’s liquidity and financial condition, and otherwise could impair Amentum’s ability to implement strategic initiatives and Amentum’s indemnity obligation to Jacobs might discourage, delay or prevent a change of control that Amentum shareholders may consider favorable.

The Transaction could have an adverse effect on our business, financial condition and results of operations.
The consummation of the Transaction could disrupt our business in negative ways. For example, customers and other third-party business partners could seek to terminate or renegotiate their relationships with us as a result of the Transaction, whether pursuant to the terms of their existing agreements or otherwise. In addition, our employees may experience uncertainty regarding their future roles with the Company, which might adversely affect our ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect our business, financial condition and results of operations.
We have incurred significant costs related to the Transaction and the transition to becoming a standalone public company, which could have a material adverse effect on our liquidity, cash flows and operating results.
We have incurred significant one-time costs in connection with the Transaction and the transition to a standalone public company, which may include accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management personnel who are new to the Company, tax costs and costs to separate information systems, and such costs or other dis-synergies arising from the separation (including costs of related restructuring or financing transactions) may exceed anticipated amounts. These costs have been, and will continue to be, substantial and will be borne by us. A substantial portion of these one-time costs include transaction-related fees and expenses and include, among others, antitrust- and foreign investment law-related filing fees, SEC filing fees relating to the Transaction, and printer costs in connection with the filing of the registration statements. While we have funded these one-time costs using cash from operations and/or borrowings under our senior secured credit facility, these costs could negatively impact our liquidity, cash flows and results of operations.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent publicly traded company, and we may experience increased costs due to the Transaction.
The CMS Business has historically operated as part of Jacobs’ corporate organization, and Jacobs has provided the CMS Business with various corporate functions. Due to the Transaction, the CMS Business is part of Amentum, and Jacobs has no obligation to provide us with assistance other than the certain services described under transition services agreements. These certain services do not include every service that the CMS Business has received from Jacobs in the past, and Jacobs is only obligated to provide these services for limited periods following the Transaction. Accordingly, we will need to provide internally or obtain from unaffiliated third parties certain services the CMS Business currently receives from Jacobs following the end of the term of the transition services agreement or project services agreement, as applicable. These services include IT, tax administration, accounting, benefits administration, legal and compliance administration, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Jacobs which could adversely affect our business. As part of Jacobs, the CMS Business has benefited from Jacobs’ size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining goods and services, our business, financial condition and results of operations may be adversely affected. See “—The CMS Business may be negatively impacted if we are unable to provide benefits and services, or access to equivalent financial strength and resources, to the CMS Business that historically have been provided by Jacobs.”
Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject to as a standalone, publicly traded company. Fulfilling our obligations incident to being a public company and implementing the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulty in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
Starting in fiscal year 2025, as a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the New York Stock Exchange rules, will require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will require us to devote significant management time and place significant additional demands on our finance, accounting, and legal staff and on our management systems, including our financial, accounting and information systems. Other expenses associated with being a public company include increased auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses.
In particular, starting in fiscal year 2025, the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also will require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Because of inherent limitations in any internal control environment, there can be no assurance that all control issues and instances of fraud, errors or misstatements, if any, within the Company has been or will be detected on a timely basis. Such deficiencies could result in the correction or restatement of financial statements of one or more periods.
Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We also rely on third parties for certain calculations and other information that support our accounting and financial reporting, which includes reports from such organizations on their controls and systems that are used to generate this data and information. Any failure by such third parties to provide us with accurate or timely information or to implement and maintain effective controls may cause us to fail to meet our reporting obligations as a publicly traded company. In addition, as we operate our financial management systems, we could experience deficiencies in their operation that could have an adverse effect on the effectiveness of our internal control over financial reporting.
In the future, when required, if we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Starting in fiscal year 2025, failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the New York Stock Exchange, or other regulatory authorities.
In connection with the Transaction, we are responsible for all the CMS Business assets and liabilities on an “as is,” “where is” basis.
Amentum assumed and is responsible for any liabilities that arose relating to the ownership, operations or conduct of the CMS Business following the Transaction. The CMS Business assets were conveyed to us on an “as is” and “where is” basis. Although Jacobs is subject to certain indemnification obligations in favor of the Amentum under the separation and distribution agreement, these are generally limited to indemnification for certain indemnifiable losses to the extent relating to, arising out of or resulting from any breach by Jacobs of any provision of the transaction documents after the distribution time or specified liabilities of the CMS Business arising prior to the separation and distribution.
In addition, although the merger agreement contains certain representations and warranties about Amentum, the representations and warranties were made only as of the times set forth therein and did not survive the effective time of the merger. Accordingly, we will have no remedies with respect to any breach of Amentum and Amentum Equityholder’s representations made in the merger agreement, except for certain rights under applicable law to bring a claim for intentional fraud with respect to any representation or warranty made in the merger agreement.
As such, notwithstanding whether any CMS Business liability or any issue with a CMS Business asset is related to a breach of a representation or warranty in the merger agreement, the CMS Business, and by virtue of the merger, Amentum, bears the full responsibility for any and all CMS Business liabilities and any liabilities, contingencies or other losses with respect to the CMS Business assets due to the completion of the Transaction. To the extent any such CMS Business liabilities are larger than anticipated, or any liability, contingency or loss with respect to a CMS Business asset prohibits the CMS Business from operating as planned, they could have a material adverse impact on the business, financial condition and results of operations of Amentum.
The CMS Business may be negatively impacted if we are unable to provide benefits and services, or access to equivalent financial strength and resources, to the CMS Business that historically have been provided by Jacobs.
The CMS Business has historically received benefits and services from Jacobs and has benefited from Jacobs’ financial strength and extensive network of service offerings. Due the Transaction, the CMS Business became part of Amentum, and the CMS Business will no longer benefit from Jacobs’ services or financial strength (other than transition services provided pursuant to the transition services agreement) or have access to Jacobs’ extensive business relationships outside of the CMS Business. While Jacobs has agreed to provide certain transition services to the Company for a period of time following the consummation of the Transaction, we may not be able to adequately or timely replace or provide resources formerly provided by Jacobs, or replace them at the same or lower cost. If we are not able to replace the resources provided by Jacobs or are unable to replace them without incurring significant additional costs or are delayed in replacing the resources provided by Jacobs, our results of operations may be negatively impacted.
We have no recent operating history as an independent publicly traded company, and the historical financial information of the CMS Business may not be representative of its results if it had been operated as a standalone business or as part of a combined company with Amentum, and as a result, may not be a reliable indicator of future results of the CMS Business as a part of the Company.
The financial information of the CMS Business included in this Form 10-K may be materially different from those that would have resulted if the CMS Business had been operated as a standalone company or by a company other than Jacobs. For example, certain costs and expenses attributable to the CMS Business do not necessarily reflect costs and expenses that would be incurred by the CMS Business had it been operated as part of an organization of the nature, size and scale of Amentum, and thus may not reflect costs and expenses that would have been incurred had the CMS Business been operated as a part of Amentum. As a result, the historical financial information of the CMS Business may not be a reliable indicator of the future results of the CMS Business as a part of Amentum, or the results the CMS Business would have historically achieved for the periods indicated therein as a standalone business.
We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Jacobs.
We have entered into agreements with Jacobs related to our separation from Jacobs, including the transition services agreement, tax matters agreement, employee matters agreement, project services agreement and any other agreements. Accordingly, these agreements may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. We may have received better terms from unaffiliated third parties.
Certain of our directors and officers may have conflicts of interest because of their former positions with or financial interests in Jacobs.
Because of their former positions with Jacobs, certain of our directors and officers own Jacobs common stock. Even though our board of directors consists of a majority of directors who are independent, some of our directors continue to have a financial interest in Jacobs common stock. Continuing ownership of Jacobs common stock could create, or appear to create, potential conflicts of interest if we have disagreements with Jacobs about the contracts between us that continue or face decisions that could have different implications for us and Jacobs.
Our amended and restated certificate of incorporation contain a provision renouncing our interest and expectancy in corporate opportunities.
Our amended and restated certificate of incorporation provides for the allocation of certain corporate opportunities between us and affiliates of Amentum Equityholder. Under these provisions, neither Amentum Equityholder, its affiliates and subsidiaries, nor any of its or their officers, directors, agents, stockholders, members or partners have any duty to communicate or offer any corporate opportunity to us and to the fullest extent of the law shall not be liable to us or our shareholders for breach of fiduciary duty or otherwise solely by reason of the fact that Amentum Equityholder or its affiliate acquires a corporate opportunity for itself, directs such opportunity to another person or otherwise does not communicate such opportunity to us. For instance, a director of our company who also serves as a director, officer or employee of an affiliate of Amentum Equityholder may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if attractive corporate opportunities are allocated by affiliates of Amentum Equityholder to itself or its subsidiaries or affiliates instead of to us.

Delaware law and anti-takeover provisions in our amended and restated articles of incorporation, amended and restated bylaws, stockholders agreement and other governance documents may impede or discourage a takeover or change of control and limit the power of our shareholders.

We are a Delaware corporation. Certain anti-takeover provisions of the Delaware general corporation law impose restrictions on the ability of others to acquire control of us. In addition, certain provisions of our governance documents may impede or discourage a takeover. For example:
•vacancies occurring on our board can be filled only by our Board of Directors;
•increasing or decreasing the size of the Board of Directors will require the affirmative vote of at least 80% of the members of the Board of Directors at such time;
•prior to the first anniversary of the closing date, Amentum Equityholder and certain affiliated transferees upon execution of a joinder agreement to the stockholders agreement (individually or collectively as the context may require, “Sponsor Stockholder”) must vote its Amentum common stock in favor of directors on the initial Board of Directors that were proposed by Jacobs and shall not seek, propose or vote its Amentum common stock in favor of the removal of such directors, other than for cause;
•prior to the second anniversary of the closing date, Sponsor Stockholder must vote its Amentum common stock in favor of the Executive Chair of the Board of Directors and shall not seek, propose or vote its Amentum common stock in favor of their removal, other than for cause;
•shareholders do not have the right to call a special meeting or to act by written consent;
•certain of the provisions in our amended and restated certificate of incorporation will require supermajority shareholder approval for amendments;
•shareholders will have to follow certain procedures and notice requirements in order to present certain proposals or nominate directors for election at shareholder meetings;
•the stockholders agreement will prohibit, for three years following the closing of the transactions, amendments to our amended and restated certificate of incorporation and bylaws to provide the stockholders with proxy access rights; and
•our Board of Directors has the power to designate and issue, without any further vote or action by our shareholders, shares of preferred stock from time to time in one or more series.

In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

These types of provisions, as well as the stockholders agreement, could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our shareholders. Accordingly, shareholders may be limited in the ability to obtain a premium for their shares.
Jacobs may fail to perform under various transaction agreements or we may fail to have the necessary systems and services in place when the transition services agreement expires.
We have entered into transition services agreements, tax matters agreement, employee matters agreement, project services agreement and registration rights agreements with Jacobs. If Jacobs is unable or unwilling to satisfy its obligations under these agreements, we could incur operational difficulties or losses. We are in the process of creating systems and services to replace many of the systems and services that Jacobs currently provides to us. However, we may not be successful in implementing these systems and services in a timely manner or at all, we may incur additional costs in connection with, or following, the implementation of these systems and services, and we may not be successful in transitioning data from Jacobs’ systems to ours.

Risks Related to Our Common Stock

Amentum Equityholder owns a significant percentage of our common stock.
Amentum Equityholder holds a substantial portion of the issued and outstanding shares of Amentum common stock. Amentum Equityholder also holds the right to nominate members to stand for election to our Board of Directors. As a result, Amentum Equityholder has a significant influence on matters requiring shareholder approval, including the election of directors and other corporate decisions. Amentum Equityholder (including its affiliates) may have interests that differ from other shareholders. This will limit shareholders’ ability to influence corporate matters, and as a result, actions may be taken that shareholders may not view as beneficial and may also adversely affect the trading price of our common stock.

Affiliates of Amentum Equityholder are private equity firms in the business of making investments in entities in a variety of industries. Conflicts of interest could arise in the future between us, on the one hand, and the affiliates of Amentum Equityholder, on the other hand, including the portfolio companies of such equityholders, concerning among other things, potential competitive business activities or business opportunities. The other portfolio companies of the affiliates of Amentum Equityholder may compete with us for investment or business opportunities. These conflicts of interest may not be resolved in our favor. We have also renounced our interest in certain business opportunities.
In addition, Amentum Equityholder, as Sponsor Stockholder under the stockholders agreement, has certain rights with respect to director nominations. In particular, Amentum Equityholder has the right to nominate a specified number of directors for election to our Board of Directors, depending on its level of ownership of our common stock. Specifically, if Amentum Equityholder beneficially owns at least 25.1% of the issued and outstanding shares of our common stock, Amentum Equityholder is entitled to nominate to stand for election five individuals, two of whom must qualify as independent, to a 13-member Board of Directors. If Amentum Equityholder beneficially owns at least 15% but less than 25.1% of the issued and outstanding shares of our common stock, Amentum Equityholder is entitled to nominate to stand for election three individuals, none of whom must qualify as independent, to a 13-member Board of Directors. If Amentum Equityholder beneficially owns at least 5% but less than 15% of the issued and outstanding shares of our common stock, Amentum Equityholder is entitled to nominate to stand for election one individual to a 13-member Board of Directors. If the Board of Directors consists of a number of directors other than 13, then the number of individuals Amentum Equityholder is entitled to nominate, if any, will be adjusted to be 5/12ths of the number of directors constituting the Board of Directors at any time Amentum Equityholder beneficially owns at least 25.1% of the issued and outstanding shares of our common stock, 1/4th of the number of directors constituting the Board of Directors at any time Amentum Equityholder beneficially owns at least 15% but less than 25.1% of the issued and outstanding shares of our common stock or 1/12th of the number of directors constituting the Board of Directors at any time Amentum Equityholder beneficially owns at least 5% but less than 15% of the issued and outstanding shares of our common stock, in each case, rounded down to the nearest whole number, provided that, prior to the date on which Amentum Equityholder no longer owns at least 5% of our issued and outstanding shares of common stock (the “Fallaway Date”), if rounding down would otherwise result in Amentum Equityholder being entitled to designate a total of zero director nominees on the Board of Directors, such adjustment will instead be rounded up to one director nominee. For the absence of doubt, in no event will Amentum Equityholder be entitled to designate more than 5/12ths of the number of directors on the Board of Directors. From and after the Fallaway Date, Amentum Equityholder will no longer be entitled to nominate any individuals to the Board of Directors.
Amentum Equityholder expects to distribute the shares of our common stock that it holds to its limited partners. After such distribution, the affiliates of the private equity firms that are the largest equity holders in Amentum Equityholder will hold a substantial portion of the issued and outstanding shares of Amentum common stock and assume the rights and obligations of Amentum Equityholder as the Sponsor Stockholder under the stockholders agreement that are described above.

Our quarterly results may fluctuate significantly, which could have a material negative effect on the price of our common stock.
Our quarterly operating results may fluctuate significantly or fall below the expectations of securities analysts, which could have a material adverse impact on the price of our common stock. Fluctuations are caused by a number of factors, including:
•legal proceedings, disputes and/or government investigations;
•fluctuations in the spending patterns of our government and commercial customers;
•U.S. federal government budgetary process, including potential government shutdowns;
•the number and significance of contracts executed during a quarter;
•unanticipated changes in contract performance, particularly with contracts that have funding limits;
•the timing of resolving change orders, requests for equitable adjustments and other contract adjustments;
•delays incurred in connection with a contract;
•changes in prices of commodities or other supplies;
•changes in foreign currency exchange rates;
•weather conditions that delay work at work sites;
•the timing of expenses incurred in connection with acquisitions or other corporate initiatives;
•the decision by the Board of Directors to begin or cease paying a dividend, and the expectation that if we pay dividends, we will declare dividends at the same or higher levels in the future;
•natural disasters or other crises;
•staff levels and utilization rates;
•changes in prices of services offered by our competitors; and
•general economic and political conditions.
There can be no assurance that we will pay dividends on our common stock.

We do not expect to declare or pay any cash dividends on our common stock. Any future determination as to the timing, declaration, amount and payment of any dividends will be within the discretion of our Board of Directors, and will depend upon, among other things, our financial condition, earnings, capital requirements of our operating subsidiaries, regulatory constraints, industry practice, ability to access capital markets and other factors deemed relevant by our Board of Directors, including legal and contractual restrictions. Moreover, if we determine to pay any dividends in the future, there can be no assurance that we will continue to pay such dividends or the amount of such dividends.
Your percentage of ownership in Amentum may be diluted in the future.
Your percentage ownership may be diluted in the future by the equity awards that we expect to grant to our directors, officers and other employees. We have approved an incentive plan that provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.
A significant number of shares of our common stock may be sold or otherwise disposed of, including the shares of our common stock that Jacobs initially owns, which may cause our stock price to decline.
Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur may cause the market price of our common stock to decline. As of September 27, 2024, we have an aggregate of 243,302,173 shares of common stock issued and outstanding. Shares distributed to Jacobs’ shareholders in the transactions generally are freely tradeable without restriction or further registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”), except for shares owned by our “affiliates,” as that term is defined in Rule 405 under the Securities Act.
We cannot predict whether large amounts of our common stock will be sold in the open market. We are also unable to predict whether a sufficient number of buyers of our common stock to meet the demand to sell shares of our common stock at attractive prices would exist at that time.
In addition, Jacobs has determined that it does not intend to retain more than 8%, of the issued and outstanding shares of our common stock after the merger and any post-closing adjustments to the merger consideration, if any. Any additional shares to which Jacobs would otherwise be entitled in excess of 8% of the issued and outstanding shares of our common stock will be distributed, on a pro rata basis, to Jacobs’ shareholders.
As the amount of merger consideration was not finally determined by the effective time of the merger, the parties intend to deliver the additional merger consideration (if any) through an escrow holding. Jacobs currently intends to dispose of all the shares of our common stock that it retains after the distribution and the merger, which dispositions may include one or more exchanges for Jacobs debt or distributions to Jacobs’ shareholders. We have agreed that, upon the request of Jacobs or Amentum Equityholder and pursuant to the terms of the stockholders agreement and registration rights agreement, we will use our reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of our common stock retained by Jacobs or Amentum Equityholder or its limited partners, as applicable, to the extent that it wishes to sell the shares of our common stock it retains in a registered offering. Any dispositions of substantial amounts of our common stock in the public market, including the disposition of the shares held by Jacobs after the merger, or the perception that such dispositions might occur, in connection with the distribution or otherwise, may cause the market price of our common stock to decline.
Our stock price may be volatile.
We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:
•actual or anticipated fluctuations in our operating results due to factors related to our business;
•success or failure of our business strategies;
•our quarterly or annual earnings, or those of other companies in our industry;
•our ability to obtain financing as needed;
•announcements by us or our competitors of significant acquisitions or dispositions;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the failure of securities analysts to cover our common stock after the separation and distribution;
•changes in earnings estimates by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•investor perception of our company and our industry;
•overall market fluctuations;
•results from any material litigation or government investigation;
•changes in laws and regulations (including tax laws and regulations) affecting our business;
•changes in capital gains taxes and taxes on dividends affecting shareholders; and
•general economic conditions and other external factors.

Furthermore, our business profile and market capitalization may not fit the investment objectives of some Jacobs’ shareholders and, as a result, these Jacobs’ shareholders may sell their shares of our common stock after the separation and distribution. Low trading volume for our stock, which may occur if an active trading market does not develop, among other reasons, would amplify the effect of the above factors on our stock price volatility.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common stock.
Our amended and restated certificate of incorporation designates certain courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act, which could limit our shareholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or shareholders to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of our amended and restated certificate of incorporation, amended and restated bylaws or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware and (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine, in each case, may be brought only in specified courts in the State of Delaware. As described below, this provision applies to suits brought to enforce any duty or liability created by the Securities Act or the Exchange Act, or any other claim for which there is exclusive federal or concurrent federal and state jurisdiction.

Our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought pursuant to the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. Our amended and restated certificate of incorporation also provides that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to the foregoing provisions; provided, however, that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision does not apply to claims brought under the Exchange Act.

We recognize that the forum selection clause in our amended and restated certificate of incorporation may impose additional litigation costs on shareholders in pursuing any such claims, particularly if the shareholders do not reside in or near the State of Delaware. Additionally, the forum selection clause in our amended and restated certificate of incorporation may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers, employees or agents, which may be costlier and may discourage such lawsuits against us and our directors, officers, employees and agents even though an action, if successful, might benefit our shareholders, although such shareholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. The Court of Chancery of the State of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

Risks Related to Climate Change

Climate change-related weather issues could have a material adverse impact on our, or our customers’, equipment and infrastructure which could negatively impact our business, financial condition and results of operations.
Climate change-related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions, excessive heat and other natural disasters, may have a long-term impact on our business, financial condition and results of operations. For example, access to clean water and reliable energy in the locations where we conduct our services is critical to our operations. Flooding, high winds and fires could damage our equipment, or infrastructure at our customer sites, causing safety hazards and environmental damage. Accordingly, a natural disaster, such as a severe storm, flood or electrical blackout due to severe heat, has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses.
Further, the risks caused by climate change span across the full spectrum of the industry sectors we serve. The direct physical risks that climate change poses to infrastructure through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, exist in each of these sectors. Infrastructure owners could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for our services and solutions. These types of physical risks could in turn lead to or be accompanied by transitional risks (i.e., societal changes in response to the threat of climate change), such as market and technology shifts, including decreased demand for our services and solutions, reputational risks, such as how our values and practices regarding a low carbon transition are viewed by external and internal stakeholders, as well as policy and legal risks, such as the extent to which low-carbon transitions are driven by the governments in the jurisdictions in which we operate around the globe, all of which could have a material adverse impact on our business, financial condition and results of operations.
We may be affected by market or regulatory responses to climate change.
Growing public concern about climate change has resulted in increased focus by local, state, regional, national and international regulatory bodies on GHG emissions and climate change issues, which impacts our operations globally. New regulatory requirements, as well as related policy changes, could increase the costs of the contracts we conduct for our customers or, in some cases, prevent a program from going forward, thereby potentially reducing the demand for our services, which could in turn have a material adverse impact on our business, financial condition and results of operations. However, policy changes and climate legislation could also increase the overall demand for our services as our customers and partners work to decarbonizing their industries, transitioning from fossil fuels to renewable energy sources and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what the precise effects may be on us or on our customers.
We may also incur additional expenses as a result of U.S. and international regulators requiring additional public disclosures regarding GHG emissions, and/or broader environmental, social or governance-related performance indicators and other factors. The financial and management resources required to achieve and maintain compliance with such regulations may be significant, particularly given the fact that various countries and regions are implementing different, and in some cases conflicting, requirements.
We may be unable to achieve our climate commitments and targets.
Our climate commitments and related targets are subject to certain risks and uncertainties that are outside of our control, for example: our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of alternative fuels, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially viable or competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to GHG emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; our ability to adapt products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; and an acquisition of or merger with another company that has not adopted similar GHG reduction goals or whose progress toward reaching its GHG reduction goals is not as advanced as ours. If we fail to successfully execute our operational strategies and achieve our climate commitments and targets, or we are perceived to have failed in that execution or achievement, we may experience reduced customer demand for our services, or damage our reputation and our customer and other stakeholder relationships. Further, some investors have increased their focus on sustainability matters, including practices related to GHGs and climate change. An increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. If we are unable to meet our climate commitments and targets and appropriately address sustainability enhancement, we may lose investors, customers, or partners, our stock price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively, all of which would have an adverse effect on our business, results of operations and financial condition.

General Risk Factors

Demand for our services is impacted by economic downturns, reductions in government or private spending and times of political uncertainty.

We provide full spectrum engineering and technology solutions to customers operating in a number of sectors and industries, including programs for various national governments, including the United States, United Kingdom and Australia; aerospace; automotive; pharmaceuticals and biotechnology; infrastructure; environmental; nuclear decommissioning; and other general industrial and consumer businesses and sectors. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in customer spending, particularly during periods of economic or political uncertainty. Consequently, our results have varied, and may continue to vary, depending upon the demand for future projects in the markets and the locations in which we operate.

Uncertain global economic, socioeconomic and political conditions may negatively impact our customers’ ability and willingness to fund their projects, including their ability to raise capital and pay, or timely pay, our invoices. These factors may also cause our customers to reduce their capital expenditures, alter the mix of services purchased, seek more favorable pricing and other contract terms and otherwise slow their spending on our services. For example, in the public sector, declines in tax revenues as well as other economic declines may result in lower government spending. In addition, under such conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions may reduce the demand for our services, which may have a material adverse impact on our business, financial condition and results of operations.

Additionally, uncertain economic, socioeconomic and political conditions may make it difficult for our customers, our vendors, and us to accurately forecast and plan future business activities. We cannot predict the outcome of changing trade policies or other unanticipated socioeconomic or political conditions, nor can we predict the timing, strength or duration of any economic recovery or downturn worldwide or in our customers’ markets. Weak economic conditions could have a material adverse impact on our business, financial condition and results of operations. Furthermore, if a significant portion of our projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by regional conflicts, negative trends or economic downturns in those specific geographic areas or industries.

We may not be able to protect our intellectual property or that of our customers.

Our technology and intellectual property provide us, in certain instances, with a competitive advantage. Although we seek to protect our intellectual property through registration, enforcement, licensing, contractual arrangements, security controls and similar mechanisms, we may not be able to successfully preserve our rights, and they could lapse, expire or be invalidated, narrowed in scope, circumvented, challenged or become obsolete. Trade secrets are generally difficult to protect. We implement technical and administrative measures to protect our confidential information and trade secrets, including by requiring our employees and contractors be subject to confidentiality and invention assignment obligations, but such measures may be inadequate to deter or prevent misappropriation of our confidential information or otherwise protect our intellectual property. In addition, the laws of some foreign countries in which we operate do not protect intellectual property rights to the same extent as the laws of the U.S. If we are unable to enforce, protect and maintain our intellectual property rights or if there are any successful intellectual property challenges or infringement proceedings against our intellectual property or us, our ability to differentiate our service offerings could be reduced. Litigation to enforce our intellectual property against third parties, to defend against third-party claims of intellectual property infringement, or to determine or challenge the scope, validity or enforceability of intellectual property rights, even if we ultimately prevail, could be costly and could divert our leadership’s attention away from other aspects of our business.

We also hold licenses to third-party technology or intellectual property which may be utilized in our business operations. If we are no longer able to license such technology or intellectual property on commercially reasonable terms or at all, our business and financial performance could be adversely affected.

We may use third-party open source software in our products. Some open source licenses, such as “copyleft” open source licenses, require end-users who distribute software and services that include open source software to also make available all or part of such software’s source code. If our activities were determined to be non-compliant with the terms of any applicable “copyleft” open source licenses, we may be required to publicly release all or part of our proprietary source code for limited or no cost and our business and financial performance could be adversely affected.

If our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. Our competitors may independently attempt to develop or obtain access to technologies that are similar or superior to our technologies.
We will also need to continue to respond to and anticipate changes resulting from artificial intelligence and other similarly disruptive technologies. If we are not successful in preserving and protecting our intellectual property rights and licenses, including trade secrets, or in staying ahead of developing artificial intelligence technologies, our business, financial condition and results of operations could be materially adversely affected.

Our customers or other third parties may also provide us with their proprietary technology and intellectual property. There is a risk we may not sufficiently protect our or their information from improper use or dissemination and, as a result, could be subject to claims and litigation and resulting liabilities, loss of contracts or other consequences that could have a material adverse impact on our business, financial condition and results of operations.

Government authorities may obtain certain information related to, or rights in or to the intellectual property in, our products or services. This may allow government authorities to disclose such information or license such intellectual property to third parties, including our competitors, which could have a material adverse impact on our business, financial condition and results of operations.

Indemnity provisions in various agreements to which we are party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of infringement, misappropriation, or other violation of intellectual property rights, data protection, compliance with laws, damages caused by us to property or persons, or other liabilities relating to or arising from our products or services, our acts or omissions under such agreements, or other contractual obligations. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our products or services, and adversely affect our business, financial conditions, and results of operations.

Impairment of long-lived assets or restructuring activities may require us to record a significant charge to earnings.

Our long-lived assets, including our lease right-of-use assets, equity method investments and others, are subject to periodic testing for impairment. Failure to achieve sufficient levels of cash flow at the asset group level could result in impairment of our long-lived assets. Further changes in the business environment could lead to changes in the scope of operations of our business. These changes, including the closure of one or more offices, could result in restructuring and/or asset impairment charges.

Our success depends, in part, on our ability to work with complex and rapidly changing technologies to meet the needs of our customers.

We design and develop technologically advanced and innovative products and services utilized by our customers in various environments. The needs of our customers change and evolve regularly, including in response to complex and rapidly evolving technologies. Our success depends upon our ability to identify emerging technological trends, develop technologically advanced, innovative and cost-effective products and services and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, or depend on factors not wholly within our control. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, learning curve assumptions or materials and components could prevent us from achieving such contractual requirements. Failure to meet these obligations could adversely affect our business, financial condition and results of operations. In addition, our offerings cannot be tested and proven in all situations and are otherwise subject to unforeseen problems that could negatively affect revenue and profitability, such as problems with quality and workmanship, country of origin and delivery of subcontractor services. Among the factors that may affect revenue and profits could be unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, loss of follow-on work, and, in the case of certain contracts, repayment to the government customer of contract costs and fee payments we previously received.

We may use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.

Artificial intelligence, machine learning, data science and similar technologies (collectively, “AI”) may be enabled by, or integrated into, some of our solutions or may be used in the development of our solutions. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed or biased. Datasets used to train or develop AI systems may be insufficient, unlawfully obtained, of poor quality, or contain biased information. Such datasets may also contain personal data or other protected information or third-party content for which insufficient rights, including intellectual property rights, have been obtained. The use or integration of AI systems trained on such datasets, or of the outputs generated by such systems, may result in the infringement or other violation of third-party rights (including intellectual property or data privacy rights), and may otherwise result in liability, including legal liability, or adversely affect our business, reputation, brand, financial condition and results of operations. Inappropriate, biased, discriminatory, illegal or otherwise wrongful practices by data scientists, engineers, and end-users of our systems or elsewhere (including the integration or use of third-party AI tools) could impair the acceptance of AI solutions and could result in burdensome new regulations that may limit our ability to use existing or new AI technologies. If the recommendations, forecasts, analyses, or other content that AI applications produce or assist in producing are, or are alleged to be, deficient, inaccurate, unfair, discriminatory, biased, or otherwise wrongful or unlawful we could be subject to competitive harm, legal liability, and brand or reputational harm. In addition, we expect that there will continue to be new laws or regulations concerning the use of AI. It is possible that certain governments may seek to regulate, limit, or block the use of AI in our products and services or otherwise impose other restrictions that may affect or impair the usability or efficiency of our services for an extended period of time or indefinitely. Our competitors or other third parties may incorporate AI into their product development, product offerings, technology and infrastructure products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our business, financial condition and results of operations.

Increasing scrutiny and changing and conflicting expectations from governmental organizations, customers, and our employees with respect to our environmental, social, and governance (“ESG”) and diversity and inclusion-related practices may impose additional costs on us or expose us to new or additional risks.

There is increased scrutiny from governmental organizations, customers, and employees on companies’ ESG practices and disclosures, including with respect to inclusion and diversity. If our ESG practices, including our goals for inclusion and diversity, do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain customers and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and customers could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, any failure or perceived failure in our efforts to execute our ESG strategy or our diversity and inclusion strategy and achieve our current or future related goals, targets, and objectives, or to satisfy various reporting standards within the timelines expected by stakeholders or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our ESG efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our ESG efforts, which may conflict with one another, could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may at times exceed the $250,000 Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss that we may experience in the future could have a material adverse effect on our financial position and could materially impact our ability to pay our operational expenses or make other payments. Banking institution failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our customers, suppliers, insurers, joint venture partners, sureties, or other parties with whom we do business with are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.

Our businesses could be materially and adversely affected by events outside of our control.

Extraordinary or force majeure events beyond our control, such as natural or human caused disasters, pandemics, and geopolitical conflicts, could negatively impact our ability to operate. As an example, from time to time we face unexpected severe weather conditions that may result in weather-related delays that are not always reimbursable under a fixed-price contract; evacuation of personnel and curtailment of services; increased labor and material costs in areas resulting from weather-related damage and subsequent increased demand for labor and materials for repairing and rebuilding; inability to deliver materials, equipment and personnel to work locations in accordance with contract schedules; and loss of productivity. Among other things, a pandemic could have significant adverse health consequences for our employees, limit their ability to perform work, and reduce our ability to perform our contracts.

When making contract proposals, we rely heavily on our estimates of costs and timing to complete the associated projects, as well as assumptions regarding technical issues. However, we may remain obligated to perform our services after any natural or human caused event, unless a force majeure clause or other contractual provision provides us with relief from our contractual obligations. Our profitability may be adversely affected when we incur contract costs that we cannot bill to our customers. If we are not able to react quickly to such events, or if a high concentration of our projects is in a specific geographic region that suffers from a natural or human caused catastrophe, our operations may be significantly affected, which could have a material adverse impact on our operations. In addition, if we cannot complete our contracts on time, we may be subject to potential liability claims by our customers which may reduce our profits.

The expiration of our collective bargaining agreements could result in increased operating costs or work disruptions, which could potentially affect our results of operations.

Some of our employees are covered by collective bargaining agreements with unions. The length of these agreements varies. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor agreements without impacting our financial condition, and may, in the future, experience labor disruptions associated with the expiration or renegotiation of collective bargaining agreements or otherwise, which may cause a significant disruption of operations. In addition, we may face increased operating costs as a result of higher wages or benefits paid to union members, which could adversely affect our business, financial condition and results of operations.

Our benefit plan expenses and obligations may fluctuate depending on various factors, including inflation and changes in levels of interest rates.

We have various employee benefit plan obligations that require us to make contributions to satisfy, over time, our underfunded benefit obligations, which are generally determined by calculating the projected benefit obligations minus the fair value of plan assets. We may have to contribute additional cash to meet any underfunded benefit obligations. If we are required to contribute a significant amount of the deficit for underfunded benefit plans, our cash flows could be materially and adversely affected.

Additionally, we provide health care and other benefits to our employees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, which could have a material adverse impact on our financial condition and results of operations.

We are also a participating employer in various Multi-Employer Pension Plans (“MEPPs”) associated with some of the work we perform on a union basis, which MEPPs are managed by third-party trusts and over which we have no control, including as to how the MEPPs are managed or financial investment decisions are made. If any of these MEPPs is underfunded, we could face the imposition of underfunded liability or withdrawal liability at a materially adverse level.

Current and future environmental, health, and safety laws could require significant additional costs to achieve or maintain compliance and/or to address liabilities.

We are subject to environmental, health, and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or nuclear wastes or substances, the remediation of contamination and the protection of human health and safety in each of the jurisdictions in which we operate. These laws and regulations and the risk of attendant litigation can cause significant delays to a project and add significantly to its cost. Violations of these regulations could subject us and our management to civil and criminal penalties and other liabilities, including claims for personal injury or property or environmental damages. Failure to comply with any environmental, health, or safety laws or regulations, whether actual or alleged, may expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.
Various U.S. federal, state, local and foreign environmental laws and regulations may impose liability for property or environmental damages, including natural resources damages, as well as the investigation and cleanup of hazardous or nuclear wastes or substances on property currently or previously owned by us, or by third parties, or otherwise arising out of our waste management and disposal or environmental remediation activities. These laws may impose responsibility and liability without regard to knowledge of or fault in connection with the presence of contaminants. Liabilities incurred under these laws may be retroactive, as well as joint and several. The discovery of additional contaminants or the future imposition of new or unanticipated clean-up obligations at these or other sites could have a material adverse impact on our financial condition and results of operations.

Future changes to health, safety, and environmental laws and regulations could affect us in significant and currently unpredictable ways. Such changes could, for example, result in the relaxation or repeal of laws and regulations relating to the environment, which could decrease our compliance costs but also result in a decline in the demand for our environmental services and, in turn, could negatively impact our revenue. New environmental laws and regulations, remediation obligations, enforcement actions, as well as stricter standards or stricter interpretations of existing requirements, or the future discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate. At this time, it is not possible for us to predict the extent to which any such changes, if enacted, would result in operational or business risks or opportunities for the Company.

A failure to attract, train, retain and utilize skilled employees and our senior management team would adversely affect our ability to execute our strategy and may disrupt our operations.

The success of our business is dependent upon our ability to hire, retain and utilize qualified personnel, including engineers, architects, designers, craft personnel and corporate leadership professionals who have the required experience and expertise at a reasonable cost. Competition for skilled personnel is intense, and competitors aggressively recruit key employees. In addition, many U.S. federal government programs require contractors to have security clearances and specialized training. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current and future fiscal years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to efficiently perform our contractual obligations, meet our customers’ needs in a timely manner and ultimately win new business, all of which could adversely affect our future results. In addition, salaries and related costs are a significant portion of the cost of providing our services and, accordingly, our ability to efficiently utilize our workforce impacts our profitability. If our employees are under-utilized, our profitability could suffer.

We believe that our success also depends on the continued employment of a highly qualified and experienced senior management team and that team’s ability to retain existing business and generate new business. The loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our business until we are able to hire and train replacement personnel.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The Company’s Board of Directors (the “Board”) is responsible for overseeing the Company’s risk management program and cybersecurity is a critical element of this program. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and are standalone from the Company’s overall risk management system and processes. In general, the Company seeks to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.
Cybersecurity Risk Management and Strategy
The Company’s cybersecurity risk management strategy focuses on several areas:
•Identification and Reporting: The Company has implemented a comprehensive, cross-functional approach to assessing, identifying and managing material cybersecurity threats and incidents. The Company’s program includes controls and procedures to properly identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner.
•Technical Safeguards: The Company has implemented technical safeguards that are designed to defend the Company’s information systems from cybersecurity threats. These safeguards include network security capabilities such as firewalls, intrusion prevention and detection systems; endpoint protection capabilities such as anti-malware functionality; and access controls, which are evaluated for accuracy on a quarterly basis. The Company has also implemented email protection to minimize phishing attacks and ensure integrity in digital communications. We baseline our assets according to the technical controls recommended in the National Institute of Standards and Technology Special Publication 800-171 (“NIST SP 800-171”).
•Cyber Intelligence & Continuous Monitoring: The Company has established continuous monitoring of our environment through a third party and receives alerts on threats and policy violations to ensure we meet our 96 hour window to report material matters to the SEC. The Company is a member the Defense Industry Base (“DIB”) and receives cyber intelligence based on current threat actors and tactics, techniques and procedures (“TTP’s”) from the DIB organization, the Federal Bureau of Investigation (“FBI”) cyber division, Department of Homeland Security, and the National Security Agency Cybersecurity Collaboration Center (“NSA CCC”).
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts annual tabletop exercises that simulate a cyber attack to test these plans and ensure personnel are familiar with their roles in a response scenario.
•Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on the Company’s cybersecurity systems.
•Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.
The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The Company performs quarterly penetration tests against both externally facing assets and internal assets. The Company also performs monthly and ad-hoc vulnerability scanning. Lastly, we collaborate with the NSA CCC to scan our public facing assets for vulnerabilities against the latest advanced persistent threats. The results of such assessments, audits, and reviews are evaluated by management and reported to the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews.

Governance
The Board oversees the Company’s risk management program, including the management of cybersecurity threats. The Board will receive regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by the Company’s peers and third parties. The Board will receive prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Board will discuss the Company’s approach to overseeing cybersecurity threats with the Company’s Chief Information Security Officer (“CISO”) and other members of senior management.
The CISO, in coordination with senior management, works collaboratively across the Company to implement a program designed to defend the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Board when appropriate. To ensure prompt reporting and compliance with SEC requirements, the Board has adopted a “Cybersecurity Incident Materiality Assessment Policy.”
The CISO has served in various roles in information technology and information security for over 20 years, including serving as the Chief Information Security Officer of PAE Incorporated prior to its acquisition by Amentum. The CISO holds an undergraduate degree in computer science from the University of Maryland and a graduate degree in information security and assurance from Carnegie Mellon University. The CISO has attained the professional certifications of Certified Information Systems Security Professional (“CISSP”) and Certified Information Systems Manager.
Material Effects of Cybersecurity Incidents
Our operations are subject to cybersecurity risks, including unauthorized access, system failures, and breaches that could originate from both internal networks and through third-party suppliers and service providers. While we have not experienced a material impact on our business strategy, results of operations and/or financial condition resulting from cybersecurity threats or previous cybersecurity incidents, such events have the potential to have a material adverse effect on our business strategy, results of operations and financial condition, including by damaging or interrupting access to our information systems or networks, compromising confidential or otherwise protected information, destroying or corrupting data, or otherwise disrupting our operations. We continuously monitor our networks for unauthorized access attempts and maintain defensive measures; however, the dynamic nature of cyber threats means we cannot guarantee prevention of all potential future incidents that could materially impact our business operations, financial condition, or strategic objectives. Even if we successfully defend our own digital technologies and services, we also rely on providers of third-party products, services, and networks, with whom we may share data and services, and who may be unable to effectively defend their digital technologies and services against attack.

Item 2. Properties
As of September 27, 2024, we conducted our operations in 313 leased locations and two owned locations occupying approximately seven million square feet collectively. Our major organizational support locations are in Virginia, Maryland, Nevada, Tennessee and Texas within the United States and Krakow, Poland and Warrington, United Kingdom globally, where we occupy approximately 500,000 square feet collectively.
We have additional significant business operations and support facilities located in Virginia, Maryland, Florida, Colorado, Indiana, South Carolina, Alabama, and Connecticut within the United States as well as London and Manchester in the United Kingdom, where we occupy an additional approximately 750,000 square feet collectively.
Additionally, we have more than 20,000 square feet of customer-accredited Sensitive Compartmented Information Facilities, which are highly specialized, secure facilities used to perform classified work. We also have employees working at customer sites throughout the U.S. and in other countries.

Item 3. Legal Proceedings

Information required with respect to this item is set forth in Note 22 — Legal Proceedings and Commitments and Contingencies to the Amentum Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the New York Stock Exchange under the ticker symbol “AMTM” since September 30, 2024. Prior to that time, there was no public market for our stock. However, “when issued” trading for our common stock commenced on September 24, 2024.
Number of Holders
As of December 06, 2024, there were 2,272 holders of record of our common stock. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.
Capital Deployment
Our present policy is to retain earnings to provide funds for the operation and expansion of our business. We do not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions existing at that time, including our earnings, financial condition, and capital requirements, as well as economic and other conditions as the board may deem relevant.
Performance Comparison Graph
Not applicable. Our common stock did not trade in any preceding fiscal year nor as of the end of our last completed fiscal year. Our common stock was listed on the New York Stock Exchange on September 30, 2024.
Equity Compensation Plans
See Item 12, contained in Part III of this Annual Report for information regarding our equity compensation plans.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the other sections of this information statement, including our audited consolidated financial statements, and notes thereto, “Risk Factors,” and “Cautionary Note Regarding Forward-Looking Statements.” This discussion contains forward-looking statements that involve risks and uncertainties, all of which are based on our current expectations and could be materially affected by the uncertainties and other factors described throughout this information statement and particularly in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” You should review those sections for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
References to “Amentum”, the “Company”, “we”, “our” or “us” refer to Amentum Holdings, Inc. and its subsidiaries unless otherwise stated or indicated by context.
Overview
We are a global advanced engineering and technology solutions provider to a broad base of U.S. and allied government agencies, supporting programs of critical national importance across energy and environmental, intelligence, space, defense, civilian and commercial end-markets. We offer a broad reach of capabilities including environment and climate sustainability, intelligence and counter threat solutions, data fusion and analytics, engineering and integration, advanced test, training and readiness, and citizen solutions. As a leading provider of differentiated technology solutions, we have built a repertoire of deep customer knowledge, enabling us to engage our customers across multiple capabilities and markets. Underpinned by a strong culture of ethics, safety and inclusivity, Amentum is committed to operational excellence and successful execution.
We conduct our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and the manner in which our chief operating decision maker (“CODM”), currently our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
Budgetary Environment
In fiscal year 2024, we generated approximately 90% of our revenues from contracts with the U.S. federal government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. federal government. We carefully follow the U.S. federal budget, legislative and contracting trends and activities and evolve our strategies accordingly.
The U.S. federal government fiscal year (“GFY”) 2024 appropriations bill was passed by Congress and signed by President Biden in March 2024. The final bill was consistent with the Fiscal Responsibility Act of June 2023. Defense discretionary spending saw a 3.3% increase to $886 billion, while non-defense discretionary spending remained flat at $703 billion.
The GFY 2025 budget request was submitted to Congress in March 2024 and maintained the levels set in the Fiscal Responsibility Act. The budget request would increase defense discretionary spending from $886 billion to $895 billion and non-defense discretionary spending from $704 billion to $711 billion. The budget request also includes a $25 billion increase to Department of Defense (“DOD”) spending. With the existing continuing resolution set to expire on December 20, 2024, Congress faces the decision of either passing another short-term continuing resolution or approving the 2025 funding bills before the year's end.
While we view the budget environment as constructive and believe core funding sources for our primary customer-based markets will continue to experience bipartisan tailwinds, there can be no certainty about the level of funding for any particular GFY or that appropriations bills will be passed in a timely manner. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (“CR”), a temporary measure allowing the government to continue operations at prior year funding levels. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract awards decisions, and other factors.
Market Environment
We believe our scale, breadth of capabilities, and depth of experience give us a robust understanding of our customers’ evolving needs. Given our portfolio diversity, we believe our total addressable market, and associated growth rate, is sufficient to support our strategic growth plans.
We believe Amentum’s capabilities are strategically aligned to well-funded, long-term priorities for the federal government, allied nations, and commercial customers. Specifically, we believe we are well positioned to continue to win new business driven by the following trends in our addressable market:
•Increasing demand for outsourced services and solutions with federal government customers;
•Increased global demand for clean and environmentally sustainable solutions;
•Increased spending on government-wide modernization priorities;
•Increasing government focus on near-peer competitors and other nation state threats;
•Increasing discretionary spending for Indo-Pacific regional activities and initiatives; and
•Increased investment in advanced technologies (e.g., hypersonics, microelectronics, unmanned, electromagnetic spectrum).

Results of Operations for the Years Ended September 27, 2024, September 29, 2023 and September 30, 2022
The following table presents our results of operations for the periods presented:

	For the Year Ended September 27, 2024	Year to Year Change		For the Year Ended September 29, 2023	Year to Year Change		For the Year Ended September 30, 2022
		2023 to 2024			2022 to 2023
(Dollars in millions)		Dollars	Percent		Dollars	Percent
Revenues	$8,388	$523	6.6%	$7,865	$189	2.5%	$7,676
Cost of revenues	(7,590)	(507)	7.2	(7,083)	(178)	2.6	(6,905)
Selling, general, and administrative expenses	(353)	(56)	18.9	(297)	11	(3.6)	(308)
Amortization of intangibles	(228)	70	(23.5)	(298)	(26)	9.6	(272)
Equity earnings of non-consolidated subsidiaries	74	18	32.1	56	18	47.4	38
Goodwill impairment charges	—	186	(100.0)	(186)	(78)	72.2	(108)
Operating income	291	234	410.5	57	(64)	(52.9)	121
Interest expense and other, net	(438)	(41)	10.3	(397)	(244)	159.5	(153)
Loss on extinguishment of debt	(45)	(45)	—	—	32	(100.0)	(32)
Gain on acquisition of controlling interest	69	69	—	—	—	—	—
Loss before income taxes	(123)	217	(63.8)	(340)	(276)	431.3	(64)
Benefit (provision) for income taxes	40	21	110.5	19	33	(235.7)	(14)
Net loss	(83)	238	(74.1)	(321)	(243)	311.5	(78)
Less: net (loss) income attributable to non-controlling interests	1	(6)	(85.7)	7	13	(216.7)	(6)
Net loss attributable to Amentum	$(82)	$232	(73.9)	$(314)	$(230)	273.8	$(84)

Results of Operations September 27, 2024 vs September 29, 2023
Revenues — The increase in revenues was primarily attributable to new contract awards and growth on existing programs.
Cost of revenues — The increase in cost of revenues was primarily driven by increased revenue volume. As a percentage of revenues, cost of revenues was 90.5% and 90.1% for the years ended September 27, 2024 and September 29, 2023, respectively.
Selling, general, and administrative expenses (“SG&A”) — SG&A as a percentage of revenues increased from 3.8% for the year ended September 29, 2023 to 4.2% for the year ended September 27, 2024 primarily due to an increase in acquisition, transaction and integration costs.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which decreased as a result of the accelerated method of amortization utilized to amortize our intangibles which best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments and increased due to performance and operational efficiencies during the year ended September 27, 2024.
Goodwill impairment charges — In the fiscal year ended September 27, 2024, we completed our annual goodwill impairment test and concluded that no impairment charge was necessary as a result of this assessment. During the fiscal year ended September 29, 2023, we performed goodwill impairment tests which concluded that the carrying value of certain reporting units exceeded fair value. As a result, a non-cash impairment charge of $186 million was recognized during the year ended September 29, 2023.
Interest expense and other, net — The increase in interest expense and other, net was primarily due to an increase in interest rates on our variable rate debt and a reduced benefit from our interest rate swaps.
Loss on extinguishment of debt — The loss on extinguishment of debt was primarily due to a loss on the debt modification of $14 million and debt issuance costs of $31 million during the fiscal year ended September 27, 2024.

Gain on acquisition of controlling interest — The gain on acquisition of controlling interest was primarily due to the acquisition of a joint venture which was accounted for as a business combination achieved in stages, in which the Company’s previously held equity interest in the joint venture was remeasured to fair value, resulting in a gain of $69 million.
Benefit for income taxes — The effective tax rate for the year ended September 27, 2024 was 32.5%, as compared to 5.6% for the year ended September 29, 2023. The change in the effective tax rate was primarily due to the partial release of a valuation allowance against a deferred tax asset related to disallowed interest expense during the year ended September 27, 2024 impact of goodwill impairment charges recognized during the year ended September 29, 2023 that are nondeductible for income tax purposes.
In December 2021, the Organization for Economic Cooperation and Development (“OECD”) enacted model rules for a new 15% global minimum tax framework (“Pillar Two”). Many governments around the world have enacted or are in the process of enacting Pillar Two legislation. We are evaluating the potential impact of the rules but currently do not expect them to have a material impact.
Net income attributable to non-controlling interests — Net income attributable to non-controlling interests include the minority interests in our consolidated joint ventures that are not wholly-owned, which decreased due to performance on certain consolidated joint ventures and the completion of certain contracts.
Results of Operations September 29, 2023 vs September 30, 2022
Revenues — The increase in revenues was primarily attributable to a full year of performance on legacy PAE contracts contributing $0.9 billion as well as new contract awards and growth on existing programs of $0.5 billion, partially offset by the completion of certain contracts which totaled $1.2 billion, including a follow-on contract which transitioned from a consolidated joint venture to an equity method investment.
Cost of revenues — The increase in cost of revenues was primarily driven by increased revenue volume. As a percentage of revenues, cost of revenues was 90.1% and 90.0% for the years ended September 29, 2023 and September 30, 2022, respectively.
Selling, general, and administrative expenses — The decrease in SG&A was primarily attributable to the absence of the acquisition, transaction and integration costs associated with the acquisition of PAE during fiscal year 2022. As a percentage of revenues, SG&A was 3.8% and 4.0% for the years ended September 29, 2023 and September 30, 2022, respectively.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which increased as a result of a full year of amortization of PAE acquired intangible assets.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments, which increased due to a full year of performance on new equity method investments that started during the fiscal year ended September 30, 2022 partially offset by the completion of certain contracts.
Goodwill impairment charges — During the fiscal years ended September 29, 2023 and September 30, 2022, we performed goodwill impairment tests which concluded that the carrying value of a reporting unit exceeded fair value. As a result, non-cash impairment charges of $186 million and $108 million were recognized during the years ended September 29, 2023 and September 30, 2022, respectively.
Interest expense and other, net — The increase in interest expense and other, net was primarily due to additional interest on the new first and second lien borrowings obtained to acquire PAE, an increase in interest rates on our variable rate debt, and a reduced benefit from our interest rate swaps.
Loss on extinguishment of debt — The loss on extinguishment of debt was primarily due to debt issuance costs of $32 million during the fiscal year ended September 30, 2022.
Benefit (provision) for income taxes — The effective tax rate for the year ended September 29, 2023 was 5.6%, as compared to (21.9)% for the year ended September 30, 2022. The change in the effective tax rate was primarily due to the recognition of a partial valuation allowance against a deferred tax asset related to disallowed interest expense during the year ended September 29, 2023 and the impact of goodwill impairment charges that are nondeductible for income tax purposes recognized in both fiscal years relative to the total loss before income taxes.
Net (loss) income attributable to non-controlling interests — Net (loss) income attributable to non-controlling interests include the minority interests in our consolidated joint ventures that are not wholly-owned, which decreased due to the completion of a contract which transitioned to an equity method investment.
Backlog

The Company's backlog represents the estimated amount of future revenues to be recognized under negotiated contracts. The Company’s backlog includes unexercised option years and excludes the value of task orders that may be awarded under multiple award indefinite delivery / indefinite quantity (“IDIQ”) vehicles until such task orders are issued.
The Company’s backlog is either funded or unfunded:
•Funded backlog represents contract value for which funding is appropriated less revenues previously recognized on the contract.
•Unfunded backlog represents estimated values that have the potential to be recognized as revenues from negotiated contracts for which funding has not been appropriated and from unexercised contract options.
As of September 27, 2024, the Company had total backlog of $45.0 billion, compared with $26.8 billion as of September 29, 2023, an increase of $18.2 billion primarily due to the acquisition of CMS. Funded backlog as of September 27, 2024 was $7.6 billion.
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.
Revenues by Contract Type
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Critical Accounting Policies” below. The following table summarizes revenues by contract type for the periods presented:

	For the years ended
	September 27, 2024		September 29, 2023		September 30, 2022
(Dollars in millions)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Cost-plus-fee	$5,198	62%	$4,941	63%	$5,256	69%
Fixed-price	2,226	27%	2,089	26%	1,777	23%
Time-and-materials	964	11%	835	11%	643	8%
Total revenues	$8,388	100%	$7,865	100%	$7,676	100%

Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the fiscal year ended September 27, 2024, 62% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.

Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (“MARPA”) and available borrowing capacity under the revolving credit facility provided for in the new senior credit facility (“New Credit Facility”).
On September 27, 2024, we entered into the New Credit Facility, which provides for a seven year, $3,750 million term loan facility (“Term Loan”) and a five year, $850 million revolving credit facility (“Revolver”), including a $200 million letter of credit subfacility and a $100.0 million swingline subfacility. The Revolver and the Term Loan mature on September 27, 2029 and September 27, 2031, respectively. The Term Loan requires quarterly principal amortization payments of $9 million with the remainder of the principal thereunder being due at maturity. In August 2024, the Company also completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 01, 2032 (the “Senior Notes”).
The New Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively.

The interest rates applicable to the Term Loan are floating interest rates equal to an Alternate Base Rate or Canadian Prime Rate plus applicable margin or Term Secured Overnight Financing Rate (“SOFR”) or Term CORRA plus an applicable margin based upon our first lien net leverage ratio.
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. As of September 27, 2024 and September 29, 2023, we have been in compliance with all such covenants.
We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, capital expenditures, scheduled principal and interest payments on our debt obligations, scheduled lease payments, and other working capital requirements over at least the next twelve months. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the New Credit Facility, Senior Notes and any other indebtedness we may incur will depend on our future financial performance which could be affected by factors outside of our control, including worldwide economic and financial market conditions.
See “Note 7 — Sales of Receivables” and “Note 13 — Debt” in Part II of this Annual Report on Form 10-K for additional information.

Cash Flow Information

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$47	$67	$126
Net cash provided by (used in) investing activities	475	(17)	(1,787)
Net cash (used in) provided by financing activities	(382)	(112)	1,724
Effect of exchange rate changes on cash and cash equivalents	7	1	(6)
Net increase (decrease) in cash and cash equivalents	$147	$(61)	$57
Cash Flows - September 27, 2024 vs September 29, 2023
Net cash provided by operating activities decreased by $20 million primarily as a result of the Transaction and debt modification and higher tax and interest payments, partially offset by cash inflows from sales of receivables under the MARPA.
Net cash provided by investing activities increased by $492 million primarily as a result of the CMS Business acquisition in fiscal year 2024.
Net cash used in financing activities increased by $270 million primarily as a result of repayment of the prior first and second lien credit agreements partially offset by proceeds from the borrowings under the Term Loan and Senior Notes, and a capital contribution provided in connection with the Transaction.
Cash Flows - September 29, 2023 vs September 30, 2022
Net cash provided by operating activities decreased by $59 million primarily as a result of higher interest payments and the timing of collections, partially offset by an increase related to the timing of vendor payments.
Net cash used in investing activities decreased by $1,770 million primarily as a result of the acquisition of PAE in fiscal year 2022.
Net cash used in financing activities changed by $1,836 million primarily as a result of new borrowings associated with the acquisition of PAE partially offset by repayment of the Tranche 2 Term Loan (as defined below). Cash used in financing activities during the year ended September 29, 2023 was primarily used toward debt repayments.
Contractual Obligations
For a description of the Company’s contractual obligations related to debt, pensions, leases, and retirement plans refer to “Note 10 — Retirement Plans”, “Note 11 — Pension Benefit Obligations”, “Note 13 — Debt” and “Note 15 — Leases” in Part II of this Annual Report on Form 10-K.
Commitments and Contingencies

The Company is involved in various claims, disputes, lawsuits, investigations, audits, administrative proceedings and similar matters arising in the normal course of business. Liabilities for loss contingencies arising from such matters and other sources are recorded when it is probable that an unfavorable result and/or liability will be incurred and the cost of the unfavorable result or liability can be reasonably estimated. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.
For a discussion of these items, refer to “Note 22 — Legal Proceedings and Commitments and Contingencies” in Part II of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
The process of preparing financial statements in conformity with GAAP requires the use of estimates and assumptions to determine reported amounts of certain assets, liabilities, revenues and expenses and the disclosure of related contingent assets and liabilities. These estimates and assumptions are based on information available at the time of the estimates or assumptions, including our historical experience, where relevant. Significant estimates and assumptions are reviewed quarterly by management. The evaluation process includes a thorough review of key estimates and assumptions used in preparing our financial statements. Because of the uncertainty of factors surrounding the estimates, assumptions and judgments used in the preparation of our financial statements, actual results may materially differ from the estimates.
Our critical accounting policies and estimates are those policies and estimates that are both most important to our financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
We believe the following accounting policies require significant judgment due to the complex nature of the underlying transactions:
Revenue Recognition
The Company generates revenue from service arrangements primarily with the U.S. government, including subcontracts with other contractors performing work for the U.S. government. The Company also serves state, local and foreign governments and commercial customers. Our services are generally performed under cost-plus-fee, fixed-price, or time-and-materials contracts which typically involve an annual base period of performance followed by renewal option periods that, once exercised, are generally accounted for as separate contracts.
We account for a contract when the parties have approved the contract and are committed to perform their respective obligations, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable.
To determine the proper revenue recognition, we assess whether the distinct goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. The majority of our contracts have a single performance obligation as the promise to transfer the respective goods or services is not separately identifiable from other promises in the contract and is therefore not distinct.
We also evaluate whether modifications to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications that create new enforceable rights and obligations are accounted for prospectively. Contract modifications that do not add distinct goods or services are accounted for through cumulative catch-up adjustments. Contract modifications that add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price are accounted for as separate contracts.
The transaction price is the estimated amount of fixed and variable consideration we expect to receive for performance of our contracts. Variable consideration is typically in the form of award or incentive fees or a combination thereof. Variable consideration is generally based upon various objective and subjective criteria, such as meeting performance or cost targets. These estimates are based on historical award experience, anticipated performance and our best judgment based on current facts and circumstances. Management continuously monitors these factors that may affect the quality of its estimates, and material changes in estimates are disclosed accordingly. Variable consideration is included in the estimated transaction price, to the extent that it is probable that a significant reversal of cumulative revenues recognized will not occur, and there is a basis to reasonably estimate the amount of variable consideration.
The Company generally recognizes revenues over time throughout the contract performance period as control is transferred continuously to our customers as work progresses. We measure our progress towards completion using an input measure of total costs incurred divided by total costs expected to be incurred.

Revenues on cost-plus-fee contracts are recorded as contract allowable costs are incurred and fees are earned. Revenues are recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.
Revenues on fixed-price contracts are recorded as work is performed over the period of performance. Revenues are recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. For such contracts, we estimate total costs at the inception of the contract based on our assumptions of the cost elements required to complete the associated tasks of the contract and assess the impact of the risks on our estimates of total costs to complete the contract. Our cost estimates are based on assumptions that include our employee labor costs, the cost of materials, and the performance of our subcontractors. These cost estimates are subject to change as we perform under the contract and as a result, the timing of revenues and amount of profit on a contract may change as there are changes in estimated costs to complete the contract. Such adjustments are recognized on a cumulative catch-up basis in the period we identify the changes. If total expected costs exceed total estimated contract revenues, a provision for the entire expected loss on the contract is recorded in the period in which the loss is identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss.
Revenues for time-and-materials contracts are recorded based on the amount for which we have the right to invoice our customers, because the amount directly reflects the value of our work performed for the customer. Revenues are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, profits on time-and-materials contracts result from the difference between the cost of services performed and the contractually defined billing rates for these services.
Business Combinations
The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. Determining the fair value of acquired intangible assets requires management to make significant judgments about expected future cash flows, weighted-average cost of capital, discount rates, useful lives of assets and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, the Company may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
Goodwill
Goodwill represents the excess of amounts paid over the estimated fair value of net assets acquired from an acquisition. The Company evaluates goodwill for impairment annually on the first day of the fourth quarter of the fiscal year or whenever events or circumstances indicate that the carrying value may not be recoverable.
The evaluation includes a qualitative or quantitative assessment that compares the estimated fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both market and income approaches. Under the market approach, we estimate the fair value of a reporting unit based on comparable public companies within our industry that have operations with observable and comparable economic characteristics and are similar in nature, scope and size to the reporting unit being compared. Under the income approach, we estimate the fair value of a reporting unit using a discounted cash flow model which includes significant judgments and assumptions about expected growth rates, terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rates based on weighted-average cost of capital, assumptions regarding future capital expenditures and observable inputs of other comparable companies. The fair value of each reporting unit is compared to the carrying amount of the reporting unit and if the carrying amount of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

Recent Accounting Pronouncements
See “Note 3 — Recent Accounting Pronouncements” in Part II of this Annual Report on Form 10-K for additional information.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Prior to the Transaction, the interest rates on both of our first lien credit agreement, which consisted of a $1,090 million first lien tranche 1 term facility and a $2,266 million first lien tranche 3 term facility (collectively, the “Prior First Lien Term Facilities”), and our second lien credit agreement, which consisted of a $335 million second lien tranche 1 term facility and a $550 million second lien tranche 2 term facility (collectively, the “Second Lien Term Facilities”), were affected by changes in market interest rates. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.90 billion related to a portion of our variable rate debt. On September 27, 2024, in connection with the consummation of the Transaction, we repaid all outstanding borrowings under the Prior First Lien Term Facilities and the Second Lien Term Facilities and entered into the New Credit Facility, which provides for the Term Loan and Revolver. All remaining balances under the Term Loan, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the year ended September 27, 2024 would have fluctuated by approximately $42 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Amentum Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amentum Holdings, Inc. (the Company) as of September 27, 2024 and September 29, 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the three years in the period ended September 27, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 27, 2024 and September 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition related to the cost-based input method for certain fixed-price contracts

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company generally recognizes revenue over time as performance obligations are satisfied as most of its contracts involve a continuous transfer of control to the customer. For many fixed-price contracts, revenue is recognized under a cost-based input method that requires an estimate of total costs at contract completion. Estimates of total costs at contract completion for certain fixed-price contracts are highly subjective to develop and can change over the contract performance period due to a wide range of variables, and these changes could have a material effect on the Company’s results of operations.

Auditing estimates of total costs at contract completion for certain fixed-price contracts was complex due to the judgment involved in evaluating management’s estimates of contract costs at completion, which include costs of employee labor costs, materials, and subcontractors. These estimates are based on management’s assessment of the status of the contract as well as historical results.

How We Addressed the Matter in Our Audit	To test the completeness and accuracy of the Company’s estimate of total costs at contract completion for certain fixed-price contracts that are highly subjective where revenue is recognized under a cost-based input method , our audit procedures included, among others evaluating the accuracy of management’s estimates by comparing planned costs to actual costs incurred to date, reviewing management’s projected costs for consistency with contract terms, and obtaining an understanding of the Company’s progress on the contract.

Valuation of acquired customer relationship intangible assets

Description of the Matter	As discussed in Notes 1 and 4 to the consolidated financial statements, on September 27, 2024, the spin-off of the Jacobs Solutions Inc. Critical Mission Solutions business and portions of the Divergent Solutions business merged with Amentum Parent Holdings LLC, with the surviving entity renamed Amentum Holdings, Inc. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, which primarily relates to customer relationships. The Company recognized acquired customer relationship intangible assets of $1,590 million which were valued using the excess earnings method discounted cash flow approach.

Auditing the Company’s preliminary accounting for the acquired customer relationship intangible assets involved subjective auditor judgement due to the estimation required in management’s determination of the fair value of the intangible assets. The estimation was primarily due to the sensitivity of the fair values to underlying assumptions including discount rates and certain prospective financial information.

How We Addressed the Matter in Our Audit	To test the preliminary fair value of the acquired customer relationship intangible assets, our audit procedures included, among others, evaluating the Company’s valuation methodologies and their application, evaluating the prospective financial information used in the valuation, and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in assessing the methodologies and testing the significant assumptions, including discount rates, used to value the acquired intangible assets. For example, we compared the significant assumptions to other information such as current industry trends and historical results of the acquired business. We also performed sensitivity analyses of the significant assumptions to evaluate the change in fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia
December 17, 2024

AMENTUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 27, 2024	September 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$452	$305
Accounts receivable, net	2,401	1,440
Prepaid expenses and other current assets	231	186
Total current assets	3,084	1,931
Property and equipment, net	144	85
Equity method investments	123	104
Goodwill	5,556	2,891
Intangible assets, net	2,623	988
Other long-term assets	444	414
Total assets	$11,974	$6,413
LIABILITIES
Current liabilities:
Current portion of long-term debt	$36	$45
Accounts payable	764	560
Accrued compensation and benefits	696	369
Contract liabilities	113	120
Other current liabilities	356	282
Total current liabilities	1,965	1,376
Long-term debt, net of current portion	4,643	4,067
Deferred tax liabilities	370	141
Other long-term liabilities	444	413
Total liabilities	7,422	5,997
Commitments and contingencies (Note 22)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value – 1,000,000,000 shares authorized and 243,302,173 shares issued and outstanding at September 27, 2024; no shares authorized, issued or outstanding at September 29, 2023.	2	—
Additional paid-in capital	4,962	772
Retained deficit	(527)	(445)
Accumulated other comprehensive income	23	48
Total Amentum shareholders' equity	4,460	375
Non-controlling interests	92	41
Total shareholders' equity	4,552	416
Total liabilities and shareholders' equity	$11,974	$6,413
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the years ended
	September 27, 2024	September 29, 2023	September 30, 2022
Revenues	$8,388	$7,865	$7,676
Cost of revenues	(7,590)	(7,083)	(6,905)
Selling, general, and administrative expenses	(353)	(297)	(308)
Amortization of intangibles	(228)	(298)	(272)
Equity earnings of non-consolidated subsidiaries	74	56	38
Goodwill impairment charges	—	(186)	(108)
Operating income	291	57	121
Interest expense and other, net	(438)	(397)	(153)
Loss on extinguishment of debt	(45)	—	(32)
Gain on acquisition of controlling interest	69	—	—
Loss before income taxes	(123)	(340)	(64)
Benefit (provision) for income taxes	40	19	(14)
Net loss	(83)	(321)	(78)
Less: net (loss) income attributable to non-controlling interests	1	7	(6)
Net loss attributable to common shareholders	$(82)	$(314)	$(84)

Loss per share:
Basic	$(0.90)	$(3.49)	$(0.93)
Diluted	$(0.90)	$(3.49)	$(0.93)
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	For the years ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net loss	$(83)	$(321)	$(78)
Other comprehensive income:
Net unrealized (loss) gain on interest rate swaps	(47)	25	—
Foreign currency translation adjustments	8	3	(8)
Pension adjustments	9	24	8
Other comprehensive (loss) income	(30)	52	—
Income tax benefit (provision) related to items of other comprehensive (loss) income	5	(13)	(2)
Other comprehensive (loss) income, net of tax	(25)	39	(2)
Comprehensive loss	(108)	(282)	(80)
Non-controlling interests	1	7	(6)
Comprehensive loss attributable to common shareholders	$(107)	$(275)	$(86)
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at October 1, 2021	—	$—	$752	$(47)	$11	$716	$106	$822
Net loss	—	—	—	(84)	—	(84)	6	(78)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Acquisition of PAE Inc.	—	—	—	—	—	—	17	17
Distributions to non-controlling interests	—	—	—	—	—	—	(56)	(56)
Equity based compensation and other	—	—	3	—	—	3	—	3
Balance at September 30, 2022	—	$—	$755	$(131)	$9	$633	$73	$706
Net loss	—	—	—	(314)	—	(314)	(7)	(321)
Other comprehensive loss, net of tax	—	—	—	—	39	39	—	39
Acquisition of remaining interest in consolidated joint ventures	—	—	14		—	14	(14)	—
Capital contribution from non-controlling interest	—	—	—	—	—	—	13	13
Distributions to non-controlling interests	—	—	—	—	—	—	(24)	(24)
Equity based compensation and other	—	—	3	—	—	3	—	3
Balance at September 29, 2023	—	$—	$772	$(445)	$48	$375	$41	$416
Net loss	—	—	—	(82)	—	(82)	(1)	(83)
Other comprehensive loss, net of tax	—	—	—	—	(25)	(25)	—	(25)
Acquisition of CMS	243	2	3,935	—	—	3,937	63	4,000
Capital contribution	—	—	235	—	—	235	—	235
Distributions to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Equity based compensation and other	—	—	20	—	—	20	(5)	15
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended
	September 27, 2024	September 29, 2023	September 30, 2022
Cash flows from operating activities
Net loss	$(83)	$(321)	$(78)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23	27	20
Amortization of intangibles	228	298	272
Amortization of deferred loan costs and original issue discount	22	21	19
Goodwill impairment charges	—	186	108
Derivative instruments	37	21	(76)
Equity earnings of non-consolidated subsidiaries	(74)	(56)	(38)
Distributions from equity method investments	61	49	33
Deferred income taxes	(115)	(62)	(7)
Equity-based compensation	18	3	3
Gain on acquisition of controlling interest	(69)	—	—
Other	14	2	3
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	81	(68)	99
Prepaid expenses and other assets	78	56	64
Accounts payable, contract liabilities, and other current liabilities	(211)	(24)	(263)
Accrued employee compensation and benefits	43	(82)	(37)
Other long-term liabilities	(6)	17	4
Net cash provided by operating activities	47	67	126
Cash flows from investing activities
Acquisitions, net of cash acquired	488	—	(1,758)
Purchase of property and equipment	(11)	(12)	(18)
Contributions to equity method investments	(1)	(17)	(34)
Return of capital from equity method investments	—	14	24
Other	(1)	(2)	(1)
Net cash provided by (used in) investing activities	475	(17)	(1,787)
Cash flows from financing activities
Borrowings on revolving credit facilities	562	1,201	67
Payments on revolving credit facilities	(562)	(1,201)	(67)
Proceeds from borrowing under the term loans	2,620	—	2,816
Repayments of borrowings under the credit agreement	(4,177)	(34)	(992)
Proceeds from issuance of Senior Notes	1,000	—	—
Payments of debt issuance fees	(38)	—	(43)
Proceeds from borrowings under other agreements	1	5	40
Repayments of borrowings under other agreements	(13)	(67)	(36)
Capital contribution	235	—	—
Capital contribution from non-controlling interest	—	13	—
Distributions to non-controlling interests	(6)	(24)	(56)
Other	(4)	(5)	(5)
Net cash (used in) provided by financing activities	(382)	(112)	1,724
Effect of exchange rate changes on cash	7	1	(6)
Net change in cash and cash equivalents	147	(61)	57
Cash and cash equivalents, beginning of period	305	366	309
Cash and cash equivalents, end of period	$452	$305	$366
Supplemental disclosure of cash flow information
Common stock issued for the Transaction	$3,937	$—	$—
Income taxes paid, net of receipts	$(95)	$(26)	$(27)
Interest paid	$(373)	$(362)	$(208)
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Description of Business
Amentum Holdings, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “Amentum,” or the “Company”) is a global advanced engineering and technology solutions provider to a broad base of U.S. and allied government agencies, supporting programs of critical national importance across energy and environmental, intelligence, space, defense, civilian and commercial end-markets. We offer a broad reach of capabilities including environment and climate sustainability, intelligence and counter threat solutions, data fusion and analytics, engineering and integration, advanced test, training and readiness, and citizen solutions. As a leading provider of differentiated technology solutions, we have built a repertoire of deep customer knowledge, enabling us to engage our customers across multiple capabilities and markets.
On September 27, 2024, the spin-off of the Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (and, together with the Critical Mission Solutions business, referred to as the “CMS Business” or “CMS”) merged with Amentum Parent Holdings LLC (collectively, the “Transaction”) with the surviving entity renamed Amentum Holdings, Inc.
Amentum's Registration Statement on Form 10 (the “Registration Statement”), filed with the Securities and Exchange Commission (“SEC”) on July 15, 2024, was declared effective on September 18, 2024. Amentum Parent Holdings LLC is the accounting acquirer of CMS for accounting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Amentum Parent Holdings LLC is considered the Company’s predecessor and the historical financial statements of Amentum Parent Holdings LLC prior to September 27, 2024, are reflected in this Annual Report on Form 10-K as the Company’s historical financial statements. Accordingly, the financial results of the Company prior to September 27, 2024 do not include the financial results of CMS and current and future results will not be comparable to historical results.

Note 2 — Summary of Significant Accounting Policies
Reporting Periods
Amentum's fiscal year ends on the Friday nearest the end of September. Fiscal year 2023 and fiscal year 2024 ended on September 29, 2023 and September 27, 2024, respectively, and both included 52 weeks.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP.
The consolidated balance sheet as of September 27, 2024 is for Amentum Holdings, Inc. and includes CMS, which was acquired by the Company on September 27, 2024. The consolidated statement of operations and statement of cash flows for the year ended September 27, 2024 is for Amentum Holdings, Inc. and does not include CMS activity due to the Transaction closing on September 27, 2024.
The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIEs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. When the Company consolidates an entity that is not wholly-owned, the Company reports the minority interests in the entity as non-controlling interests in the equity section of the consolidated balance sheets. The Company has included the non-controlling interest in earnings of the entities within the consolidated net loss and deducted the same amount to derive net loss attributable to the Company. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amount of revenues and expenses. The most significant estimates relate to estimating contract revenues and costs at completion, fair value measurements, fair value of goodwill and intangible assets, pension and defined benefit plan obligations, deferred tax liabilities, and reserves for contract-related matters and contingencies. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is subject to a wide range of variables. Actual results may differ from these estimates.
Revenue Recognition
The Company generates revenue from service arrangements primarily with the U.S. government, including subcontracts with other contractors performing work for the U.S. government. The Company also serves state, local and foreign governments and commercial customers. Our services are generally performed under cost-plus-fee, fixed-price, or time-and-materials contracts which typically involve an annual base period of performance followed by renewal option periods that, once exercised, are generally accounted for as separate contracts.
We account for a contract when the parties have approved the contract and are committed to perform their respective obligations, the rights of each party and the payment terms are identified, the contract has commercial substance, and collectability is probable.
To determine the proper revenue recognition, we assess whether the distinct goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. The majority of our contracts have a single performance obligation as the promise to transfer the respective goods or services is not separately identifiable from other promises in the contract and is therefore not distinct.
We also evaluate whether modifications to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications that create new enforceable rights and obligations are accounted for prospectively. Contract modifications that do not add distinct goods or services are accounted for through cumulative catch-up adjustments. Contract modifications that add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price are accounted for as separate contracts.
The transaction price is the estimated amount of fixed and variable consideration we expect to receive for performance of our contracts. Variable consideration is typically in the form of award or incentive fees or a combination thereof. Variable consideration is generally based upon various objective and subjective criteria, such as meeting performance or cost targets. These estimates are based on historical award experience, anticipated performance and our best judgment based on current facts and circumstances. Management continuously monitors these factors that may affect the quality of its estimates, and material changes in estimates are disclosed accordingly. Variable consideration is included in the estimated transaction price, to the extent that it is probable that a significant reversal of cumulative revenues recognized will not occur, and there is a basis to reasonably estimate the amount of variable consideration.
The Company generally recognizes revenues over time throughout the contract performance period as control is transferred continuously to our customers as work progresses. We measure our progress towards completion using an input measure of total costs incurred divided by total costs expected to be incurred.
Revenues on cost-plus-fee contracts are recorded as contract allowable costs are incurred and fees are earned. Revenues are recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations.
Revenues on fixed-price contracts are recorded as work is performed over the period of performance. Revenues are recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with the transfer of control to the customer. For such contracts, we estimate total costs at the inception of the contract based on our assumptions of the cost elements required to complete the associated tasks of the contract and assess the impact of the risks on our estimates of total costs to complete the contract. Our cost estimates are based on assumptions that include our employee labor costs, the cost of materials, and the performance of our subcontractors. These cost estimates are subject to change as we perform under the contract and as a result, the timing of revenues and amount of profit on a contract may change as there are changes in estimated costs to complete the contract. Such adjustments are recognized on a cumulative catch-up basis in the period we identify the changes. If total expected costs exceed total estimated contract revenues, a provision for the entire expected loss on the contract is recorded in the period in which the loss is identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss.
Revenues for time-and-materials contracts are recorded based on the amount for which we have the right to invoice our customers, because the amount directly reflects the value of our work performed for the customer. Revenues are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and subcontract work used in performance on the contract. Generally, profits on time-and-materials contracts result from the difference between the cost of services performed and the contractually defined billing rates for these services.

Changes in Estimates on Contracts
The Company recognizes revenues on performance obligations using a cost-to-cost input method based on the ratio of costs incurred to date to total estimated costs at completion. Changes in estimates of revenues and costs of revenues related to performance obligations satisfied over time are recognized in the period in which the changes are made for the inception-to-date effect of the changes. The Company uses professional judgment when assessing risks, estimating contract revenues and costs, estimating variable consideration, and making assumptions for schedule and technical issues. The Company periodically reassesses its assumptions and estimates as needed. When estimates of total costs to be incurred on a contract exceed total revenues, a provision for the entire loss on the contract is recorded in the period in which the loss is determined. Total estimated losses are inclusive of any unexercised contract options that are probable of award.
Cost of Revenues
Cost of revenues includes all direct contract costs such as labor, materials, and subcontractor costs, allocations of indirect costs, and depreciation expense related to property and equipment directly attributable to contracts.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include indirect costs that are allowable and allocable to contracts under federal procurement standards. Selling, general, and administrative expenses also include expenses that are unallowable under applicable procurement standards and are not allocable to contracts for billing purposes. Such unallowable expenses do not directly generate revenues but are necessary for business operations.
Cash and Cash Equivalents
The Company considers cash on deposit and all highly liquid investments with original maturities of three months or fewer at the date of purchase to be cash and cash equivalents.
Accounts Receivable
Accounts receivable include billed and billable receivables, and unbilled receivables. Billed and billable receivables represent amounts in which the right to consideration is unconditional other than the passage of time. The Company records its billed and billable receivables net of an allowance for expected credit losses. Upon determination that a specific receivable is uncollectible, the receivable is written off against the allowance for expected credit losses.
Contract Assets
Contract assets represent unbilled receivables in which our right to consideration is conditional upon factors other than the passage of time. Contract assets exclude billed and billable receivables. Contract assets consist of costs and fees that are billable on contract completion or billable upon other specified events, such as the completion of a milestone, retention of fees until contract completion, or resolution of a formal claim.
Accounting for Sales of Accounts Receivable
The Company considers accounts receivable transfers under its Master Accounts Receivable Purchase Agreement (“MARPA”) as sales under ASC 860, Transfers and Servicing, and derecognizes the sold accounts receivable from its balance sheet. The fair value of the sold accounts receivable approximated their book value due to their short-term nature.
Contract Liabilities
Contract liabilities represent advanced payments received from a customer and billings in excess of revenues recognized as of the balance sheet date. These amounts are subsequently recognized into revenues as the performance obligation is satisfied.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. We review the carrying amounts of long-lived assets for impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated fair value.
Leases
The Company enters into contractual arrangements primarily for the use of real estate facilities, information technology equipment, vehicles, and certain other equipment. These arrangements contain a lease when the Company controls the underlying asset and has the right to obtain substantially all of the economic benefits or outputs from the asset. We have short-term leases, operating leases, and finance leases.
The Company accounts for leases in accordance with principles contained in ASC 842, Leases. The Company categorizes leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. Finance lease assets are amortized within cost of revenues on a straight-line basis over the shorter of the estimated useful lives of the assets or, in the instance where title does not transfer at the end of the lease term, the lease term. The interest component of a finance lease is included in interest expense and other, net and recognized using the effective interest method over the lease term.
The Company records a right-of-use asset and lease liability as of the lease commencement date equal to the present value of the remaining lease payments for its operating and finance leases. Most of our leases do not provide an implicit rate that can be readily determined. Therefore, we use a discount rate based on the Company’s incremental borrowing rate, which is determined using our credit rating and information available as of the commencement date. The right-of-use asset is then adjusted for initial direct costs and certain lease incentives included in the contractual arrangement.
The Company has elected the practical expedient to apply the lease recognition guidance for short-term leases defined as twelve months or fewer. Our operating lease arrangements may contain options to extend the lease term or for early termination. We account for these options when it is reasonably certain we will exercise them. Right-of-use assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets. Operating lease expense is recognized on a straight-line basis over the lease term and is recorded within cost of revenues or selling, general, and administrative expenses on the consolidated statements of operations.
Business Combinations
The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, with any excess purchase consideration recorded as goodwill. Determining the fair value of acquired intangible assets requires management to make significant judgments about expected future cash flows, weighted-average cost of capital, discount rates, useful lives of assets and expected long-term growth rates. During the measurement period, not to exceed one year from the acquisition date, the Company may adjust provisional amounts recorded to reflect new information subsequently obtained regarding facts and circumstances that existed as of the acquisition date.
Intangible Assets
The Company primarily amortizes intangible assets using an accelerated method which best approximates the proportion of the future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset and evaluated on an annual basis to ensure continued appropriateness unless their estimated useful lives are determined to be indefinite or the estimated cash flows indicate another pattern of amortization should be used.
Goodwill
Goodwill represents the excess of amounts paid over the estimated fair value of net assets acquired from an acquisition. The Company evaluates goodwill for impairment annually on the first day of the fourth quarter of the fiscal year or whenever events or circumstances indicate that the carrying value may not be recoverable.
The evaluation includes a qualitative or quantitative assessment that compares the estimated fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both market and income approaches, which are Level 2 and Level 3 inputs, respectively. The market approach utilizes observable Level 2 inputs as it considered the inputs of other comparable companies. The income approach utilizes unobservable inputs and management judgment which are Level 3 fair value measurements. The analysis utilizes significant judgments and assumptions about expected growth rates, terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rates based on weighted-average cost of capital, assumptions regarding future capital expenditures and observable inputs of other comparable companies. The fair value of each reporting unit is compared to the carrying amount of the reporting unit and if the carrying amount of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
Commitments and Contingencies
Accruals for commitments and loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.
Defined Benefit Pension Plans

Accounting and reporting for the Company’s defined benefit pension plans require the use of assumptions, including but not limited to, a discount rate and an expected return on assets. We base the discount rate on a yield curve developed from corporate bonds rated AA or better with maturities consistent with our projected defined benefit plan cash flows. We evaluate the discount rate and related assumptions at least annually based on reviews of current plan information and consultation with the Company's independent actuary and the plans’ investment advisor. If these assumptions differ materially from actual results, the Company’s obligations under the defined benefit pension plans could also differ materially, potentially requiring the Company to record an additional liability. The Company’s defined benefit pension plan liabilities are developed from actuarial valuations, which are performed each year.
Income Taxes
The Company provides for income taxes in accordance with principles contained in ASC 740, Income Taxes. Under these principles, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Any interest or penalties incurred in connection with income taxes are recorded as part of the provision for income taxes for financial reporting purposes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
The Company also evaluates any uncertain tax positions and recognizes a liability for the tax benefit associated with an uncertain tax position if it is more likely than not that the tax position will not be sustained on examination by the taxing authorities upon consideration of the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in the period in which such change occurs. The Company recognizes interest and penalties related to uncertain tax positions within benefit (provision) for income taxes in the consolidated statement of operations.
Interest Rate Swap Agreements
We enter into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. We designate our derivative instruments as cash flow hedges if they meet the criteria specified in ASC 815, Derivatives and Hedging. Changes in the fair value of derivatives designated and qualifying as cash flow hedges are deferred in accumulated other comprehensive income and are recognized into earnings as the hedged transactions affect earnings. Changes in the fair value of derivatives not designated and qualifying as cash flow hedges are immediately recognized in earnings and classified as interest expense.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of our debt approximates its carrying value. The fair value of our debt was estimated using Level 2 inputs based on our recently priced debt.
Loss Per Share
Basic loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Due to the loss experienced by the Company, the computation of diluted loss per share does not assume the impact of restricted stock units that would have an antidilutive effect on loss per share. Information about the weighted-average number of basic and diluted shares is presented in “Note 21 — Loss Per Share”.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk include receivables and cash equivalents. Receivables credit risk is also limited due to the credit worthiness of the U.S. Government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents. In addition, although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high quality financial institutions. Approximately 90%, 91% and 94% of the Company’s revenues were derived through direct contracts with agencies of the U.S. Government for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.
Foreign Currency Translation

The Company’s functional currency is generally the United States dollar except for foreign operations where the functional currency is generally the local currency. Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities for foreign entities are translated using the exchange rates in effect as of the date of the balance sheet. Resulting translation adjustments are recorded as a foreign currency translation adjustment into other accumulated comprehensive income in shareholders’ equity.
Comprehensive (Loss) Income
Comprehensive (loss) income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive (loss) income refers to revenues, expenses, and gains and losses that under GAAP are included in comprehensive (loss) income, but excluded from the determination of net (loss) income. The elements within other comprehensive (loss) income consist of foreign currency translation adjustments, differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s pension plans and the changes in the fair value of interest rate swap agreements. The Company accounts for the residual income tax effects in comprehensive income using the portfolio method and will release the residual tax effect when the entire portfolio of the applicable balance is terminated.

Note 3 — Recent Accounting Pronouncements

Accounting Standards Updates Issued but Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. This update requires disclosure of significant segment expenses and other segment items in annual and interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendment requires retrospective application to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the impacts of the new standard on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and usefulness of income tax disclosures. This update requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. We are currently evaluating the impacts of the new standard on our consolidated financial statements.

Accounting Standards Updates Adopted

There have been no recently adopted accounting pronouncements that are material to the Company's consolidated financial statements.

Note 4 — Acquisitions
Acquisition of CMS
On September 27, 2024, Amentum Parent Holdings LLC completed its merger with CMS in a Reverse Morris Trust transaction. Amentum Parent Holdings LLC is the accounting acquirer of CMS. Immediately following the Transaction, the Company has 243 million issued and outstanding shares of common stock, of which Jacobs and its shareholders owned 58.5% of the issued and outstanding shares of common stock, and Amentum Equityholder owned 37.0%. Further, 4.5% of the issued and outstanding shares of common stock have been placed in escrow, to be released and delivered in the future to Jacobs and its shareholders or to Amentum Equityholder, depending on the achievement of certain fiscal year 2024 targets by the CMS Business (“Additional Merger Consideration”). The final determination of this Additional Merger Consideration is expected to be completed during the measurement period.

CMS is a leading provider of mission-critical, technology-driven services in government and commercial markets. The CMS Business provides test, training and operations services for missile defense systems; IT and engineering services to defense clients and the Space sector; technological solutions including installations, decommissioning, and environmental remediation to energy clients; other highly technical consulting solutions; advanced cyber training and data analytics for government professionals; advanced communication systems and aerial mapping technologies to national security clients and other technical services for United States defense and intelligence clients. As a result of the Transaction, the Company will be a leading government services provider to the U.S. federal government and its allies.

Under the acquisition method of accounting, total preliminary consideration exchanged for the CMS transaction was:

(In millions, except per share amounts)	September 27, 2024
Shares of Amentum Holdings, Inc. common stock issued to CMS shareholders	142
Per share price of Amentum Holdings, Inc. common stock	25.67
Fair value of common stock issued to CMS shareholders[1]	3,654
Fair value of additional equity consideration issued to CMS shareholders[2]	281
Other consideration[3]	6
Fair value of consideration transferred	3,941
Fair value of previously held equity interest[4]	84
Total consideration	$4,025
(1)    Represents the fair value of consideration received by Jacobs shareholders to provide 58.5% ownership in the Company.
(2)    Represents the Additional Equity Consideration which is subject to the finalization of target operating profit metrics by CMS for the year ended September 27, 2024.
(3)    Represents other immaterial adjustments, including a) estimated equity consideration related to pre-combination share-based compensation awards, b) the settlement of CMS transaction costs paid by Amentum, and c) the removal of consideration related to the acquisition of non-controlling interests.
(4)    Prior to the Transaction, we held a non-controlling interest in a joint venture of 50% which was accounted for under the equity method of accounting, with the remaining 40% held by the CMS Business and 10% held by an unrelated third party. As a result of the Transaction, the Company gained a controlling financial interest in the joint venture and it became a consolidated joint venture of the Company. This joint venture acquisition was accounted for as a business combination achieved in stages. Our pre-existing equity method investment in the joint venture was remeasured at an acquisition date fair value of $170 million by using a discounted cash flow model based on estimated future revenues, margins and discount rates, among other variables and estimates. The Company’s previously held equity interest in the joint venture was remeasured to fair value, resulting in a gain of $69 million, which is included in gain on acquisition of controlling interest in our consolidated statements of operations. Additionally, as of the acquisition date, the Company had a payable from the joint venture with a fair value of $1 million that was settled in connection with the acquisition.
The Company recognized $79 million of transaction costs for the year ended September 27, 2024, of which $31 million relates to debt issuance costs that were incurred immediately following the transaction and are expensed and presented in loss on extinguishment of debt in the consolidated statements of operations. The remaining $48 million of transaction costs are presented within selling, general, and administrative expenses in the consolidated statements of operations.
The Transaction was accounted for as a business combination. The Company assessed the fair value of the identifiable intangible assets including customer relationships and backlog, which were valued using the excess earnings method of the income approach. This method requires several judgments and assumptions to determine the fair value of the intangible assets including expected future cash flows, weighted-average cost of capital, discount rates, useful lives of assets and expected long-term growth rates. The goodwill recognized was attributable to the synergies expected to be achieved by combining the businesses of Amentum and CMS, expected future contracts and the acquired workforce. The goodwill is partially deductible for tax purposes.
The purchase price was allocated, on a preliminary basis, to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess purchase consideration recorded as goodwill. The Company is still evaluating the determination of fair values allocated to various assets and liabilities, including, but not limited to, intangible assets, accounts receivable, other current assets, property and equipment, equity method investments and joint ventures, other long-term assets, income taxes, deferred taxes, accounts payables, other current liabilities, contract liabilities, other long-term liabilities, non-controlling interests, additional merger consideration and goodwill. The allocation of the purchase price is preliminary and subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, information pertaining to CMS’ legal proceedings, reserves, income taxes, contracts with customers, and pre-acquisition contingencies. Additionally, in connection and in accordance with the terms of the spin-off, prior to the spin-off and Transaction, CMS provided a cash payment to Jacobs of approximately $911 million, after adjustments based on the levels of cash, debt and working capital in the CMS Business, which is subject to final settlement between the parties, as set forth in the Merger Agreement, and may result in changes to the purchase price allocation. The Company expects to have sufficient information available to resolve these items within one year of the CMS acquisition date. The preliminary allocation of the purchase price is as follows:

(Amounts in millions)	Preliminary Allocation of Purchase Price
Cash and cash equivalents	$488
Accounts receivable	1,043
Prepaid expenses and other current assets	82
Property and equipment	72
Equity method investments	17
Goodwill	2,665
Intangible assets	1,860
Other long-term assets	107
Current portion of long-term debt	(8)
Accounts payable	(257)
Accrued compensation and benefits	(285)
Contract liabilities	(48)
Other current liabilities	(98)
Long-term debt, net of current portion	(1,122)
Deferred tax liabilities	(353)
Other long-term liabilities	(75)
Non-controlling interests	(63)
Total consideration	$4,025
The estimated fair value of acquired backlog of $270 million is amortized on an accelerated basis over approximately 1 year and the estimated fair value of customer relationship intangible assets of $1,590 million is amortized on an accelerated basis over approximately 14 years. The fair value attributed to these intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques, and thus represents a Level 3 fair value measurement. The income approach was primarily used to value the intangible assets, consisting primarily of acquired program and contract intangibles and backlog. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.
Pro Forma Combined Financial Information
The following unaudited pro forma financial information presents the combined results of operations for CMS and the Company for the pre-acquisition periods of the twelve months ended September 27, 2024 and September 29, 2023, respectively:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023
Revenues	$13,858	$13,371
Net income (loss) attributable to common shareholders	145	(170)
The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the Transaction as though it had occurred on October 1, 2022. The unaudited pro forma combined financial information includes adjustments for intangible asset amortization, stock-based compensation, interest expense, policy adjustments, and other transaction costs. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on October 1, 2022 nor is it indicative of future operating results.

Note 5 — Revenues
Disaggregation of Revenues
The Company disaggregates revenues by customer, contract type, prime contractor versus subcontractor, and geographic location. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by customer-type were as follows:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Department of Defense and U.S. Intelligence Community	$5,603	$5,265	$5,384
Other U.S. Government Agencies	1,984	1,867	1,802
Commercial and International	801	733	490
Total revenues	$8,388	$7,865	$7,676

Disaggregated revenues by contract-type were as follows:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Cost-plus-fee	$5,198	$4,941	$5,256
Fixed-price	2,226	2,089	1,777
Time-and-materials	964	835	643
Total revenues	$8,388	$7,865	$7,676

Disaggregated revenues by prime contractor versus subcontractor were as follows:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Prime contractor	$7,510	$6,958	$6,879
Subcontractor	878	907	797
Total revenues	$8,388	$7,865	$7,676

Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
United States	$6,055	$5,748	$5,908
International	2,333	2,117	1,768
Total revenues	$8,388	$7,865	$7,676

Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Favorable earnings at completion adjustments	$83	$88	$75
Unfavorable earnings at completion adjustments	(38)	(46)	(27)
Net favorable adjustments	$45	$42	$48

Impact on diluted loss per share attributable to common shareholders (1)	$0.40	$0.37	$0.42
(1)    The impact on diluted loss per share attributable to common shareholders is calculated using our statutory rate.
Remaining Performance Obligations

The Company’s remaining performance obligations balance represents the expected revenues to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued as part of an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of September 27, 2024 and September 29, 2023 was $12.9 billion and $6.2 billion, respectively.
As of September 27, 2024, the Company expects to recognize approximately 60% and 80% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Note 6 — Contract Balances
The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	September 27, 2024	September 29, 2023
Billed and billable receivables	Accounts receivable, net	$1,378	$825
Contract assets	Accounts receivable, net	986	581
Related party receivables	Accounts receivable, net	37	34
Long-term contract assets	Other long-term assets	138	138
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(113)	(120)
Contract assets primarily relate to accruals for reimbursable costs and fees in which our right to consideration is conditional. Long-term contract assets relate to a prior acquisition and are discussed further in Note 22 — Legal Proceedings and Commitments and Contingencies.
The Company recognized revenues of $98 million and $60 million during the years ended September 27, 2024 and September 29, 2023, respectively, that was included in Contract liabilities as of September 29, 2023 and September 30, 2022, respectively.

Note 7 — Sales of Receivables
On March 26, 2024, the Company entered into a Master Accounts Receivable Purchase Agreement (“MARPA”) with MUFG Bank, Ltd., (the “Purchaser”) for the sale of certain designated eligible U.S. Government receivables. Under the MARPA, the Company can sell certain eligible receivables up to a maximum amount of $250 million. The Company’s receivables are sold under the MARPA without recourse for any U.S. Government credit risk.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of September 27, 2024. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.
The Company's MARPA activity consisted of the following (in millions):

As of and for the Year Ended September 27, 2024

Beginning balance:	$—
Sales of receivables	1,574
Cash collections	(1,397)
Outstanding balance sold to Purchaser (1)	177
Cash collected, not remitted to Purchaser (2)	(39)
Remaining sold receivables	$138
(1)    For the year ended September 27, 2024, the Company recorded a net cash inflow of $177 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of September 27, 2024. This balance is included in Other accrued liabilities as of the balance sheet date.

Note 8 — Goodwill and Intangible Assets
Goodwill
The table below presents changes in the carrying amount of goodwill for the periods presented:

(Amounts in millions)	Total
Balance as of September 30, 2022	$3,002
Acquisition of PAE (1)	75
Goodwill impairment charges	(186)
Balance as of September 29, 2023	2,891
Acquisition of CMS	2,665
Balance as of September 27, 2024	$5,556
(1)    Represents changes to goodwill resulting from measurement period adjustments recorded in fiscal year 2023 associated with the acquisition of PAE Incorporated (“PAE”) purchase price allocation.
During the first quarter of fiscal year 2023, we amended our organizational structure and performed an interim goodwill impairment test. Our interim quantitative goodwill impairment test concluded that the carrying value of one reporting unit exceeded its fair value. As a result, a non-cash impairment charge of $186 million was recognized during the year ended September 29, 2023. Had the information included in the quantitative test been known at the date of our fiscal year 2022 annual impairment test, there would have been no material change in the measurement of the impairment charge.
In the fourth quarter of fiscal year 2024, we performed our annual goodwill impairment test and concluded no impairment charges were necessary.
Accumulated goodwill impairment was $294 million as of both September 27, 2024 and September 29, 2023.
Intangible Assets
Intangible assets, net consisted of the following:

	As of September 27, 2024
(Amounts in millions, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Backlog	2.4	$931	$(552)	$379
Customer relationship intangible assets	12.9	2,781	(550)	2,231
Capitalized software	4.8	23	(10)	13
Total intangible assets, net		$3,735	$(1,112)	$2,623

	As of September 29, 2023
(Amounts in millions, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Backlog	6.7	$702	$(547)	$155
Customer relationship intangible assets	11.1	1,191	(372)	819
Capitalized software	5.3	21	(7)	14
Total intangible assets, net		$1,914	$(926)	$988

Amortization expense was $228 million, $298 million and $272 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.
Future amortization expense is expected to be as follows:

Year Ending September 30,	(Amounts in millions)
2025	$481
2026	417
2027	345
2028	270
2029	225
Thereafter	885
Total	$2,623

Note 9 — Income Taxes
The domestic and foreign components of Loss before income taxes are as follows:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Domestic	$(328)	$(526)	$(213)
Foreign	205	186	149
Loss before income taxes	$(123)	$(340)	$(64)
The Benefit (provision) for income taxes consists of the following:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Current income tax (provision):
Federal	$(44)	$(30)	$(3)
State	(13)	(5)	(8)
Foreign	(18)	(9)	(10)
Total current income tax (provision)	(75)	(44)	(21)

Deferred income tax benefit (provision):
Federal	110	49	9
State	10	13	(4)
Foreign	(5)	1	2
Total deferred income tax benefit	115	63	7

Benefit (provision) for income taxes	$40	$19	$(14)
The major elements contributing to the difference between the U.S. federal statutory rate and the effective tax rate are as follows:

	For the years ended
	September 27, 2024		September 29, 2023		September 30, 2022
(Dollars in millions)	Amount	%	Amount	%	Amount	%
Statutory Rate	$26	21.0%	$72	21.0%	$13	21.0%
State income tax, net of the federal benefit	(2)	(2.0)%	7	2.2%	(10)	(15.5)%
Non-controlling interests	—	(0.2)%	(2)	(0.5)%	1	2.0%
Goodwill impairment	—	—%	(39)	(11.5)%	(23)	(35.3)%
Transaction costs	(1)	(0.8)%	—	—%	(1)	(2.1)%
Equity-based compensation	(4)	(3.0)%	—	—%	—	—%
Nontaxable or nondeductible items	1	0.4%	—	(0.1)%	1	0.4%
Tax differential on foreign operations	(1)	(0.5)%	(4)	(1.0)%	—	(0.1)%
Tax credits	5	4.6%	2	0.6%	1	1.8%
Valuation allowance	16	13.0%	(17)	(5.1)%	4	5.9%
Benefit (provision) for income taxes	$40	32.5%	$19	5.6%	$(14)	(21.9)%

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting and income tax purposes. The following table presents the components of Total deferred tax liabilities, net as September 27, 2024 and September 29, 2023:

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Deferred tax assets:
Operating lease liabilities	$60	$52
Reserves	37	36
Accrued compensation and benefits	92	45
Interest expense	160	97
Foreign tax credit	27	35
Research expenditures	23	12
Net operating losses and capital losses	76	33
Other	11	10
Valuation allowance	(76)	(51)
Total deferred tax assets	410	269
Deferred tax liabilities:
Acquired intangible assets	(573)	(220)
Operating lease right-of-use assets	(58)	(51)
Property and equipment, net	(13)	(14)
Equity method and consolidated investments	(113)	(83)
Other	(18)	(37)
Total deferred tax liabilities	(775)	(405)

Total deferred tax liabilities, net	(365)	(136)

Total deferred tax liabilities, net consists of deferred tax liabilities of $370 million and $141 million as of September 27, 2024 and September 29, 2023, respectively, and a net deferred tax asset of $5 million and $5 million recorded within other long-term assets as of September 27, 2024 and September 29, 2023, respectively.

Included in net deferred tax assets are valuation allowances of $76 million and $51 million as of September 27, 2024 and September 29, 2023, respectively, primarily attributable to net operating losses, capital losses, and disallowed interest expense. The increase of $25 million in valuation allowance for the year ended September 27, 2024 was primarily related to the recognition of valuation allowances for capital loss and net operating losses recorded through acquisition accounting, partially offset by the release of a portion of the valuation allowance related to disallowed interest in the United States. Valuation allowances are recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. We expect to realize the benefit of these deferred tax assets primarily through future reversals of our deferred tax liabilities. Although realization is not assured, we believe it is more likely than not that all deferred tax assets for which valuation allowances have not been established will be realized.
We have approximately $76 million and $33 million of tax effected loss carryforwards related to the domestic and foreign income tax returns as of September 27, 2024 and September 29, 2023, respectively. The federal and foreign net operating losses have an indefinite carryforward and the federal capital losses have a five year carryforward. The state net operating loss carryforward will begin to expire in 2025. We also have $27 million of foreign tax credit carryforwards that will begin to expire in 2030, if unutilized.
We account for uncertain tax positions in accordance with ASC 740, Income Taxes, which prescribes the more likely than not threshold for recognition of a tax position in the financial statements. The amount of unrecognized tax benefits as of September 27, 2024 and September 29, 2023 was $9 million and $14 million, respectively.
The following table summarizes the activity related to unrecognized tax benefits:

(Amounts in millions)	Unrecognized Tax Benefits
Balance at September 30, 2022	$15
Reductions for tax positions related to prior years	(1)
Balance at September 29, 2023	14
Additions for tax positions related to prior years	9
Reductions for tax positions related to prior years	(7)
Additions for tax positions related to current years	2
Lapse of statute of limitations	(5)
Settlements	(4)
Balance at September 27, 2024	$9
We file income tax returns in numerous tax jurisdictions, including the U.S., and numerous states and foreign jurisdictions around the world. The statute of limitations varies by jurisdiction in which the Company operates. The statute of limitations is open for U.S. federal income tax returns and certain other foreign tax authorities for years 2015 through 2024. The statute of limitations for state income tax returns is open for years 2019 through 2024, with certain exceptions.

Note 10 — Retirement Plans
401(k) Savings Plan
The Company has one participant-directed, defined contribution, 401(k) savings plan for the benefit of employees that meet certain eligibility requirements. We incurred total retirement plan expense of $55 million, $54 million and $53 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.
Deferred Compensation Plans
The Company has non-qualified deferred compensation programs which provide benefits payable to directors, officers, and certain key employees or their designated beneficiaries at specified future dates, upon retirement or death. The plans are unfunded and benefits are paid from the general assets of the Company. Participants’ cash deferrals earn a return based on the participants’ selection of investments in several hypothetical investment options.

Note 11 — Pension Benefit Obligations

The Company sponsors various postretirement benefit plans in the United States including defined benefit pension plans (“Defined Benefit Pension Plans”). The Defined Benefit Pension Plans are closed to new participants and benefits are generally based on the employee’s years of creditable service and compensation. The Defined Benefit Pension Plans benefit obligations and the fair value of the plan assets were measured as of September 27, 2024.
The following tables provide reconciliations of the changes in the Defined Benefit Pension Plans benefit obligations, reconciliations of the changes in the fair value of assets for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 and reconciliations of the funded status as of September 27, 2024 and September 29, 2023.

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Change in benefit obligation
Benefit obligation at beginning of period	$292	$310	$422
Interest cost	17	16	9
Benefits paid from the plans	(22)	(21)	(21)
Actuarial (gain) loss	26	(13)	(100)
Benefit obligation at end of period	$313	$292	$310

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Change in plan assets
Fair value of plan assets at beginning of period	$281	$271	$366
Actual return on plan assets	55	30	(74)
Employer contributions to plans	1	—	—
Benefits paid from the plans	(22)	(20)	(21)
Fair value of plan assets at end of period	$315	$281	$271

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Reconciliation of funded status:
Fair value of plan assets at end of year	$315	$281	$271
Benefit obligation at end of year	313	292	310
Net amount recognized at end of year	$2	$(11)	$(39)

The following table sets forth the amounts recognized in the consolidated balance sheets as of September 27, 2024 and September 29, 2023:

(Amounts in millions)	September 27, 2024	September 29, 2023
Amount recognized in the consolidated balance sheets:
Other long-term assets	$2	$—
Other long-term liabilities	—	(11)
Net amount recognized in the balance sheets	$2	$(11)

The following table sets forth the components of net periodic benefit cost for the Defined Benefit Pension Plans for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Components of net periodic benefit:
Interest cost on projected benefit obligation	$17	$16	$9
Expected return on plan assets	(17)	(18)	(18)
Amortization of net gain	(3)	(2)	—
Net periodic benefit	$(3)	$(4)	$(9)

Actuarial gains and losses are amortized using a corridor approach. The gain or loss corridor is equal to 10% of the greater of the projected benefit obligation and the fair value of plan assets. Gains and losses in excess of the corridor are amortized over the average remaining lifetime expectancy of the plan participants.
The change in plan assets and benefit obligations recognized in other comprehensive income during the year was net income of $9 million, $24 million and $8 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.
The amount of applicable deferred income taxes included in other comprehensive income arising from a change in net prior service cost and net (loss) income was a provision of $3 million, $6 million and $2 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.
The following table provides additional information for the Defined Benefit Pension Plans with accumulated benefit obligations in excess of plan assets as of September 27, 2024 and September 29, 2023:

(Amounts in millions)	September 27, 2024	September 29, 2023
Benefit obligation	$313	$292
Accumulated benefit obligation	313	292
Fair value of plan assets	315	281

The required minimum contributions for the Defined Benefit Pension Plans are not significant. In addition, the Company may make discretionary contributions.
The following table provides the expected future benefit payments for the fiscal years ending September 30:

(Amounts in millions)	2025	2026	2027	2028	2029	Thereafter
Defined Benefit Pension Plans	$24	$23	$23	$24	$24	$114

The following are the underlying assumptions for the Defined Benefit Pension Plans as of September 27, 2024, September 29, 2023 and September 30, 2022:

	For the years ended
	September 27, 2024	September 29, 2023	September 30, 2022
Weighted-average assumptions to determine benefit obligation:
Discount rate	5.0%	6.0%	5.6%
Weighted-average assumptions to determine net periodic benefit cost:
Discount rate	6.0%	5.6%	2.8%
Expected long-term rate of return on plan assets	7.0%	7.0%	6.5%

Defined Benefit Pension Plan costs are determined using the assumptions as of the beginning of the plan year. The funded status is determined using the assumptions as of the end of the plan year.
The following table summarizes the Company’s target allocation for fiscal years 2024 and 2023 asset allocation as of September 27, 2024 and September 29, 2023:

	Fiscal Year 2024 Target Allocation	Percentage of Plan Assets as of September 27, 2024	Fiscal Year 2023 Target Allocation	Percentage of Plan Assets as of September 29, 2023

Asset Category:
Equities	30.0%	29.9%	50.5%	52.2%
Debt	67.8%	68.2%	47.7%	44.6%
Cash	2.2%	1.9%	1.8%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

The Company’s plans seek a competitive rate of return relative to an appropriate level of risk depending on the funded status and obligations of each plan and typically employ both active and passive investment management strategies. The Company’s risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. The target asset allocation selected for each plan reflects a risk/return profile that the Company believes is appropriate relative to each plan’s liability structure and return goals.
To develop the expected long‑term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the diversification of the portfolio. This resulted in the selection of a 7.0% weighted‑average long‑term rate of return on assets assumption for the fiscal years ended September 27, 2024 and September 29, 2023.
As of September 27, 2024 and September 29, 2023, the fair values of the Defined Benefit Pension Plan by major asset categories were as follows:

	September 27, 2024		September 29, 2023
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Carrying Value	Quoted Prices in Active Markets (Level 1)
(Amounts in millions)
Investments measured at fair value
Cash and cash equivalents	$6	$6	$9	$9
Investment funds
Diversified and equity funds	—	—	147	147
Fixed income funds	128	128	62	62
Total investments measured at fair value	$134	$134	$218	$218
Investments measured at NAV
Investment funds
Common collective funds - debt	87		63
Diversified and equity funds	94		—
Total investments measured at NAV	181		63
Total	$315		$281
Cash equivalents are mostly comprised of short‑term money‑market instruments and are valued at cost, which approximates fair value. Equity investment funds categorized as Level 1 are traded on active national and international exchanges and are valued at their closing prices as of our measurement dates. Fixed income investment funds categorized as Level 1 are publicly traded on an active exchange. Common collective funds are valued based on net asset value (“NAV”) per share or unit as a practical expedient as reported by the fund manager, multiplied by the number of shares or units held as of the measurement date. Accordingly, these NAV‑based investments have been excluded from the fair value hierarchy. These collective investment funds have minimal redemption notice periods and are redeemable daily at the NAV, less transaction fees, without significant restrictions. There are no significant unfunded commitments related to these investments.
Multiemployer Pension Plans
We are subject to several collective-bargaining agreements (“CBAs”) that require contributions to a multiemployer defined benefit pension plan that covers its union-represented employees. As of September 27, 2024, approximately 24% of our personnel are covered by a CBA and 10% of our personnel are covered by a CBA that will expire in one year.

The following table outlines our participation in multiemployer pension plans as of September 27, 2024, September 29, 2023 and September 30, 2022. We participated in the International Association of Machinists National Pension Fund (“IAMNPF”) and Western Conference of Teamsters Pension Trust (“WCTPT”) and certain other plans were aggregated in the Other line in the following table as contributions to each of these plans are not material. The “EIN/PN” column provides the Employer Identification Number (“EIN”) and the three-digit plan number (“PN”). The most recent Pension Protection Act (“PPA”) zone status available for 2024 and 2023 is indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates if the plan has a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) which is either pending or has been implemented. In addition to regular plan contributions, we may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date of the collective-bargaining agreements to which the plan is subject.

		PPA Zone Status		FIP / RP Status	Total Contributions by the Company
					(Amounts in millions)
Pension Fund	EIN/PN	2024	2023	Pending / Implemented	September 27, 2024	September 29, 2023	September 30, 2022	Surcharge Imposed	Expiration Date of CBA
IAMNPF (1)	516031295 / 001	Red	Red	RP Implemented	$29	$9	$21	10.0%	October 31, 2024 to May 31, 2029
WCTPT (2)	91-6145047 / 001	Green	Green	No	9	9	7	No	September 30, 2025 to September 30, 2029
Other					16	6	13
Total					$54	$24	$41
(1)    Of the 40 CBAs that require contributions to this plan, the contributions through the expiration date of the collective-bargaining agreement will approximate $73.0 million to the IAMNPF.
(2)    Of the ten CBAs that require contributions to this plan, the contributions through the expiration date of the collective-bargaining agreement will approximate $40.0 million to the WCTPT.

Note 12 — Stock Based Compensation
Amentum Joint Venture LP Class B units
Prior to the Transaction, certain members of management were awarded Time-Vested Class B units and Performance-Vested Class B units in Amentum Joint Venture LP, our previous parent company (“AJVLP” and “Amentum Equityholder”). The Time-Vested Class B units vested 20% a year over five years and the Performance-Vested Class B units vested upon the consummation of a change in control transaction and achievement of certain return metrics associated with such transaction. Both the Time-Vested Class B units and Performance-Vested Class B units were equity classified awards in Amentum Joint Venture LP.
The fair value of the Class B units was estimated based on the date of the grant using the Black-Scholes-Merton option-pricing model. We recognized compensation expense for the Time-Vested Class B units based on grant date fair values. Prior to the Transaction, compensation expense for the Time-Vested Class B units was recognized on a straight-line basis ratably over the requisite service period, which was the vesting period.
In connection with the completion of the Transaction on September 27, 2024, the unvested Time-Vested and Performance-Vested Class B units were discretionarily modified to vest in connection with the Transaction. Due to the modification, we recognized $13 million of compensation expense in the consolidated statements of operations.
As of September 27, 2024, there was no unrecognized compensation expense related to the Time-Vested Class B units or the Performance-Vested Class B units. Amounts recognized for forfeitures are adjusted periodically to reflect actual forfeitures.
For the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, we recognized Class B unit compensation expense of $18 million, $3 million and $3 million, respectively. For the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022, there were no income tax benefits recognized from Class B unit compensation expense.
Conversion of Restricted Stock Units due to Transaction
As part of the Transaction, 65,182 Jacobs’ restricted stock units were converted to 342,741 of Amentum time-based restricted stock units (“RSUs”). The fair value of the RSUs was determined based on the Company’s common stock on the Transaction date. The RSUs generally vest 50% a year over two years, 33% a year over three years, 25% a year over four years or cliff vest in three years. RSU compensation expense is recognized on a straight-line basis ratably over the requisite service period, which is generally the vesting period, unless otherwise specifically noted.
No compensation expense was recognized for RSUs for the fiscal years ended September 27, 2024, September 29, 2023 and September 30, 2022. As of September 27, 2024, there was $5 million of unrecognized compensation expense related to the RSUs, scheduled to be recognized over a weighted-average period of 2.1 years.

Note 13 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Term Loan	$3,750	$—
First Lien Term Facilities	—	3,292
Second Lien Term Facilities	—	885
Senior notes	1,000	—
Other	17	29
Total debt	4,767	4,206
Unamortized original issue discount and unamortized deferred financing costs	(88)	(94)
Total debt, net of original issue discount and deferred financing costs	4,679	4,112
Less current portion of long-term debt	(36)	(45)
Total long-term debt, net of current portion	$4,643	$4,067

New Credit Facility
On January 31, 2020, we entered into a first lien credit agreement (“Prior First Lien Credit Agreement”) for a senior secured credit facility (the “Prior Credit Facility”) for, among other things, working capital and general corporate purposes with a banking syndicate and JPMorgan Chase Bank, N.A. as administrative agent. The Prior Credit Facility was subsequently amended on November 20, 2020 in connection with the acquisition of DefCo Holdings, Inc, on February 15, 2022, in connection with the acquisition of PAE Incorporated, and on May 25, 2023 to transition our interest rates from the London Interbank Offered Rate (“LIBOR”) to the Term Benchmark Risk Free Rate (“Term Benchmark RFR”). As amended, the Company’s Prior First Lien Credit Agreement consisted of a $1,090 million First Lien Tranche 1 Term Facility and a $2,266 million First Lien Tranche 3 Term Facility (collectively, the “Prior First Lien Term Facilities”), a $350 million revolving credit facility (“Prior Revolver”), a $168 million letter of credit subfacility and a $50 million swingline subfacility.
On September 27, 2024, in connection with the consummation of the Transaction, we repaid all outstanding borrowings and other amounts under the Prior First Lien Credit Agreement and the second lien credit agreement dated as of January 31, 2020, as amended (together with the Prior First Lien Credit Agreement, the “Prior Credit Agreements”) and the Prior Credit Agreements were terminated on September 27, 2024.
On September 27, 2024, we entered into a Credit Agreement (the “Credit Agreement”), by and among Amentum, the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, for a new senior secured credit facility (the “New Credit Facility”). The New Credit Facility provides for a seven year, $3,750 million term facility (“Term Loan”) and a five year, $850 million revolving facility (“Revolver”) including a $200 million letter of credit subfacility and a $100 million swingline subfacility. The Credit Agreement was originally entered into by Amentum Parent Holdings LLC, and Amentum became a party to, and a borrower under the Credit Agreement as a result of the merger between Amentum and Amentum Parent Holdings LLC entered into in connection with the Transaction. A portion of the Term Loan, in the amount of $1,130 million, was originally borrowed on September 27, 2024 by Amentum under a separate term credit agreement, also entered on September 27, 2024, but immediately after the effective time of the merger, that separate term credit agreement was superseded and replaced in its entirety by the Credit Agreement, and such portion of the term facility is now outstanding under, and governed by, the Credit Agreement. The remaining $2,620 million of the term facility was borrowed on September 27, 2024. The Revolver and the Term Loan mature on September 27, 2029 and September 27, 2031, respectively. The New Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our domestic subsidiaries.

A portion of the New Credit Facility was used, together with other cash sources, to repay in full all outstanding borrowings and other amounts under the Prior Credit Agreements and to pay related fees and expenses related to the financing and the related transactions. Proceeds of the Revolver under the Credit Agreement may be used for general corporate purposes.
Due to the debt modification, we recognized $31 million, zero and $32 million of debt issuance costs presented within loss on extinguishment of debt in the consolidated statements of operations for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively. Debt issuance costs previously presented in selling, general, and administrative expenses in the consolidated statements of operations in our 2023 Annual Report were reclassified to loss on extinguishment of debt in the consolidated statements of operations. Further, we recognized $14 million due to a loss on the debt modification presented within loss on extinguishment of debt in the consolidated statements of operations during the fiscal year ended September 27, 2024. There was no such charge during the years ended September 29, 2023 and September 30, 2022.
As of September 27, 2024 and September 29, 2023, the available borrowing capacity under the New Credit Facility and the Prior Credit Facility were $808 million and $306 million, respectively, and included $42 million and $44 million, respectively, in issued letters of credit. As of September 27, 2024 and September 29, 2023, there were no amounts borrowed under the Revolver and Prior Revolver.
Interest Rates on Term Loan and Prior First Lien Term Facilities
Under the New Credit Facility, the interest rate per annum applicable to the Term Loan is, at the Company’s option, equal to either the Alternate Base Rate (“ABR”) plus 1.25% or the Term Secured Overnight Financing Rate (“SOFR”) plus 2.25%. The interest rate per annum shall be reduced by 0.25% in the event certain corporate ratings are achieved. The ABR is the rate equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank (“NYFRB”) Rate in effect on such day plus 0.50% or (c) SOFR for a one-month interest period as published two U.S. Government Securities Business Days prior to such day plus 1.00%.
Under the Prior Credit Facility, the interest rate per annum applicable to the Tranche 1 Term Loan was, at the Company's option, equal to either the ABR plus 2.50% to 3.00% or the Term Benchmark Risk Free Rate (“Term Benchmark RFR”) plus 3.50% to 4.00% based on our first lien leverage ratio. The ABR is the rate equal to the highest of (a) the Prime Rate in effect on such day, (b) the Federal Reserve Bank Rate in effect on such day plus 0.50%, and the Adjusted Term SOFR for a one-month interest period plus 1.00%. The interest rate per annum applicable to the Tranche 3 Term Loan was, at the Company's option, equal to either the ABR plus 2.50% to 3.00% or the Term Benchmark RFR which had a floor of 0.50%, plus 3.50% to 4.00% based on our first lien leverage ratio.
Term Loan and Prior First Lien Term Facilities Amortization Payments and Prepayments
Under the New Credit Facility, commencing March 31, 2025, we are required to make quarterly principal amortization payments equal to 0.25% of the original principal amount of the Term Loan, with the remainder of the principal being due at maturity. Any repayments and prepayments of borrowings under the term facility may not be reborrowed. Beginning with fiscal year 2025, the New Credit Facility contains an annual requirement to submit a portion of our excess cash flow (as defined in the New Credit Facility), within ten business days of delivering annual financial statements, as a Term Loan prepayment. No such prepayments have been required or made.
Under the Prior Credit Facility, we were required to make quarterly principal amortization payments of 0.25% of the original principal amount of the Prior First Lien Term Facilities with the remainder of the principal being due at maturity. The Prior Credit Facility also contained an annual requirement to submit a portion of our excess cash flow (as defined in the Prior Credit Facility), within five business days of delivering annual financial statements, as a Prior First Lien Term Facilities prepayment. No such prepayments were required or made.
Interest Rates on Revolver & Swingline Loans
Under the New Credit Facility, borrowings under the Revolver are available in U.S. dollars, Canadian dollars, euro and Sterling. The interest rate per annum applicable to the Revolver, at the Company's option, is equal to either the ABR or Canadian Prime Rate plus 0.50% to 1.25% or the Term SOFR, EURIBOR or Term Canadian Overnight Report Rate Average (“CORRA”) plus 1.50% to 2.25% based on our first lien leverage ratio.
Under the Prior Credit Facility, the interest rate per annum applicable to the Prior Revolver, at the Company's option, was equal to either the ABR or Canadian Prime Rate plus 2.50% to 3.00% or the Term Benchmark RFR plus 3.50% to 4.00% based on our first lien leverage ratio.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
Under the New Credit Facility, a portion of the revolving facility is available for the issuance of letters of credit in U.S. dollars, Canadian dollars, euro, Sterling and certain other foreign currencies. The interest rate per annum applicable to the letter of credit subfacility is equal to a range between 1.50% to 2.25% based on our first lien leverage ratio. All of our letters of credit under the New Credit Facility are also subject to a 0.125% fronting fee. The unused commitment fee on our Revolver is 0.25% to 0.40% based on our first lien leverage ratio.
Under the Prior Credit Facility, the interest rate per annum applicable to the letter of credit subfacility was equal to a range between 3.50% to 4.00% based on our first lien leverage ratio. All of our letters of credit under the Prior Credit Facility were also subject to a 0.125% fronting fee. The unused commitment fee on our Prior Revolver was 0.25% to 0.50% based on our first lien leverage ratio.
Covenants
The Credit Agreement contains customary prepayment rights and customary mandatory prepayments, as well as customary affirmative and negative covenants that apply to Amentum and its restricted subsidiaries, including limitations on indebtedness, liens, restricted payments, restricted debt payments, investments, burdensome agreements, disposition of assets, transactions with affiliates, conduct of business and fundamental changes. The Term Loan does not include any financial maintenance covenants. The Revolver includes a financial maintenance covenant that requires, in certain circumstances tied to the usage of the Revolver and commencing with the second full fiscal quarter ending after September 27, 2024, compliance with a maximum first lien net leverage ratio of 5.25 to 1.00, stepping down to 5.00 to 1.00 commencing with the fifth full fiscal quarter ending after September 27, 2024. A breach of the financial maintenance covenant will only result in a default or event of default with respect to the Term Loan if the lenders under the Revolver have, as a result of such breach, demanded repayment of the obligations under the Revolver or otherwise accelerated such obligations (and terminated the commitments under the Revolver) and such demand or acceleration has not been rescinded.
The Credit Agreement contains customary events of default (with customary qualifications, exceptions, grace periods and notice provisions), including nonpayment of principal, interest, fees or other amounts, defaults under other agreements, breach of loan documents, breach of representations and warranties, voluntary and involuntary bankruptcy or appointment of receiver, unsatisfied judgments and attachments, certain ERISA events, change of control, invalidity of guaranties, collateral documents and other loan documents, and obligations ceasing to constitute senior indebtedness for purposes of certain subordinated indebtedness.
The obligations of Amentum and any borrowing subsidiaries under the Credit Agreement and certain designated cash management obligations, hedging obligations and ancillary services obligations, are unconditionally guaranteed on a senior basis (subject to customary exceptions) by, and secured by perfected first-priority security interests (subject to permitted liens and other customary exceptions) in substantially all tangible and intangible assets of Amentum and its wholly owned material domestic restricted subsidiaries.
Second Lien Term Loan
On January 31, 2020, we entered into a second lien credit agreement (“Second Lien Credit Agreement”) with a banking syndicate and Royal Bank of Canada as administrative agent, which was subsequently amended on February 15, 2022, in connection with the acquisition of PAE, and on May 25, 2023 to transition our interest rates from LIBOR to Adjusted Term SOFR. As amended, the Company’s Second Lien Credit Agreement consisted of a $335 million Second Lien Tranche 1 Term Facility and a $550 million Second Lien Tranche 2 Term Facility (collectively, the “Second Lien Term Facilities”), which maturing on January 31, 2028 and February 15, 2030, respectively. On September 27, 2024, in connection with the consummation of the Transaction, we entered into the Credit Agreement and a portion of the proceeds received from the New Credit Facility and the Senior Notes were used to payoff the remaining principal of the Second Lien Term Facilities.
Interest Rates and Fees
The interest rate per annum applicable to the Second Lien Tranche 1 Term Loan was, at the Company's option, equal to either the ABR plus 7.75% or Adjusted Term SOFR plus 8.75%, which had a floor of 1.25%. The interest rate per annum applicable to the Second Lien Tranche 2 Term Loan was equal to Adjusted Term SOFR plus 7.50%, which had a floor of 0.75%.
Second Lien Term Loan Amortization Payments and Prepayments
We were not required to make principal amortization payments with respect to the Second Lien Term Facilities prior to maturity.
On May 31, 2024, we made a $150 million voluntary principal payment on the Second Lien Tranche 1 Term Facility. The original issue discount and deferred financing costs for the year ended September 27, 2024 was reduced by $3 million related to the write-off of original issue discount and deferred financing costs, presented within interest expense and other, net in the consolidated statements of operations as a result of the payment.
The Second Lien Term Facilities contained an annual requirement to submit a portion of our excess cash flow (as defined in the Second Lien Credit Agreement), within five business days of delivering annual financial statements, as a Second Lien Term Facilities prepayment. No such prepayments were required or made.

Senior Notes
In connection with the consummation of the Transaction, on August 13, 2024, the Company completed an offering of $1.0 billion in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”). The proceeds of the notes offering were initially funded into escrow and released concurrently with the consummation of the merger. Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable on February 1 and August 1 of each year, commencing on February 1, 2025.
The Senior Notes are governed by the terms of the indenture dated as of August 13, 2024 (the “Indenture”), among Amentum Holdings, Inc., the Guarantors (as defined below) and U.S. Bank Trust Company National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by (1) the Company, and (2) our wholly-owned domestic restricted subsidiaries that currently guarantee the New Credit Facility (the “Guarantors”).
The Senior Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any other jurisdiction. The Senior Notes may not be offered or sold in the United States or to U.S. persons (as defined in Regulation S) except in transactions exempt from, or not subject to, the registration requirements of the Securities Act. Accordingly, the Senior Notes were offered only to (1) “qualified institutional buyers” as defined in Rule 144A under the Securities Act and (2) outside the United States to non-U.S. persons in compliance with Regulation S under the Securities Act.
Covenants
The Indenture contains covenants that limit, among other things, our ability to:
•incur additional indebtedness;
•create liens or use assets as security in other transactions;
•make certain payments, including loans, advances or capital contributions;
•acquire capital stock, acquire all or substantially all of the assets of a division, line of business or other business unit;
•dispose of certain assets;
•make prepayments, redemptions and repurchases, more than one year prior to stated maturity, of certain debt; and
•engage in transactions with affiliates.
These covenants are subject to a number of important exceptions and qualifications as set forth in the Indenture.
Upon the occurrence of specific kinds of change of control events (unless we elect to redeem the Senior Notes at our option prior thereto), holders of Senior Notes will have the right to require us to repurchase some or all of the Senior Notes at 101% of their face amount, plus accrued and unpaid interest to the repurchase date.
Optional Redemption
The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time and from time to time, upon not less than 30 nor more than 60 days’ prior notice.
At any time prior to August 1, 2027, we may, at our option and on one or more occasions, redeem all or a part of the Senior Notes, at a redemption price equal to 100.000% of the principal amount of the Senior Notes redeemed plus (i) a premium of either the highest of (a) 1.00% of the principal amount of the Senior Notes or (b) the United States Treasury Rate as of the redemption date plus 50 basis points, and (ii) accrued and unpaid interest.
At any time prior to August 1, 2027, we may, at our option and on one or more occasions, redeem up to 40.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to (i) 107.250% of the aggregate principal amount, in an amount equal to or less than the amount of net cash proceeds from one or more equity offerings, as defined in the Indenture, to the extent such net cash proceeds are received by or contributed to the Company or a Guarantor, plus (ii) accrued and unpaid interest.
The Senior Notes may be redeemed at the following prices (expressed as a percentage of the principal amount), plus accrued and unpaid cash interest, if any, if redeemed during the 12-month period commencing on August 1 of the years set forth below:

Redemption date	Price
On or after August 1, 2027	103.625%
On or after August 1, 2028	101.813%
On August 1, 2029 and thereafter	100.000%
Debt Maturity Schedule
Future principal maturities of the Company’s long-term debt as of September 27, 2024 are as follows:

Year Ending September 30,	(Amounts in millions)
2025	$37
2026	43
2027	39
2028	38
2029	38
Thereafter	4,572
Total	$4,767
Cash Flow Hedges
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objective is to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company entered into several interest rate swaps with an aggregate notional value of $1.9 billion that were designated as cash flow hedges, in which the Company will pay at the fixed rate and receive payment at a floating rate indexed to the three-month term SOFR through maturity. The swaps mature at various dates through January 31, 2027. The change in fair value of the interest rate swaps is presented within accumulated other comprehensive income on our consolidated balance sheet and subsequently reclassified into interest expense and other, net on our consolidated statements of income and comprehensive loss in the period when the hedged transaction affects earnings.

Note 14 — Fair Value of Financial Assets and Liabilities
ASC 820 — Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•Level 1, defined as observable inputs such as quoted prices in active markets;
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in millions):

			Fair Value
Description	Classification	Fair Value Hierarchy	September 27, 2024	September 29, 2023
Interest rate swaps	Prepaid expenses and other current assets	Level 2	$8	$56
Interest rate swaps	Other long-term assets	Level 2	1	20
Interest rate swaps	Other accrued liabilities	Level 2	(3)	—
Interest rate swaps	Other long-term liabilities	Level 2	(13)	—

Note 15 — Leases
We primarily lease office space, warehouses, housing, equipment and vehicles and recognize a right-of-use asset and lease liability on the lease commencement date through calculation of the present value of unpaid lease payments over the lease term. All lease payments are based on the passage of time and certain leases are subject to annual escalations for increases in base rents. The Company's lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We have no significant long-term purchase agreements with service providers and our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Short-Term Leases
We have elected the practical expedient for short-term lease recognition exemption by class of underlying asset which results in off-balance sheet accounting for leases with an initial term of 12 months or less (“short-term leases”). We recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. We also elected a package of practical expedients permitted under ASC 842 which allows the carry forward of historical lease classifications.

Short-term lease rental expense was $40 million, $42 million and $46 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively.
Operating Leases
The Company's operating leases primarily include our material leases of buildings (consisting primarily of our corporate office lease commitments) and equipment and, if applicable, embedded leases associated with real estate, equipment and vehicles in certain contracts with an initial term of 12 months or longer. These leases are classified as operating leases and are recognized as right-of-use assets and operating lease liabilities on the consolidated balance sheets.
The following tables present our operating leases as of September 27, 2024 and September 29, 2023:

		As of
(Amounts in millions)	Classification	September 27, 2024	September 29, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$250	$216
Total leased assets		$250	$216

Liabilities
Current
Current portion of operating lease liabilities	Other current liabilities	$67	$53
Noncurrent
Long-term portion of operating lease liabilities	Other long-term liabilities	193	167
Total lease liabilities		$260	$220

Maturity of Lease Liabilities
(Amounts in millions)	Operating Leases
September 30, 2025	$74
September 30, 2026	67
September 30, 2027	54
September 30, 2028	40
September 30, 2029	25
Thereafter	20
Total lease payments	280
Less: imputed interest	(20)
Present value of lease liabilities (1)	$260
(1)As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

	As of
Lease Term and Discount Rate	September 27, 2024	September 29, 2023
Weighted average remaining lease term (years)
Operating leases	4.4	4.9
Weighted average discount rate
Operating leases	4.0%	3.0%

The following tables present selected financial information for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

Lease Cost		For the years ended
(Amounts in millions)	Classification	September 27, 2024	September 29, 2023	September 30, 2022
Operating lease cost	Cost of revenues	$44	$40	$22
	Selling, general and administrative expenses	16	24	22
Net lease cost		$60	$64	$44

Other Information	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating lease payments	$58	$68	$46
Operating lease right-of-use assets obtained in exchange for new operating lease liability	4	1	5

Note 16 — Related Parties
Related Party Receivables
The Company has related party receivables due from our equity method investments, discussed further in Note 17 — Joint Ventures.
Consulting and Management Fees
We have a Master Consulting and Advisory Services agreement (“Consulting Agreement”) with American Securities LLC and Lindsay Goldberg LLC where, pursuant to the terms of the agreement, they make personnel available to us for the purpose of providing certain management and advisory services. We incurred $4 million of consulting fees in conjunction with the Consulting Agreement for the each of the years ended September 27, 2024, September 29, 2023 and September 30, 2022.
For the year ended September 30, 2022, we incurred $14 million of American Securities LLC and Lindsay Goldberg LLC fees in conjunction with the consummation of the PAE acquisition. No such American Securities LLC and Lindsay Goldberg LLC fees were incurred for the years ended September 27, 2024 and September 29, 2023.
Capital Contribution
Immediately prior to the Transaction, Amentum Equityholder contributed $235 million in cash to the Company.

Note 17 — Joint Ventures
The Company’s joint ventures provide services to customers including program management and operations and maintenance services. Joint ventures, the combination of two or more partners, are generally formed for a specific project. Management of the joint venture is typically controlled by a joint venture executive committee, comprised of representatives from the joint venture partners. The joint venture executive committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.
We account for joint ventures in accordance with ASC 810, Consolidation, as discussed in Note 2 — Summary of Significant Accounting Policies. The Company analyzes its joint ventures and classifies them as either:
•a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or
•a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of September 27, 2024 and September 29, 2023:

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Cash and cash equivalents	$160	$55
Current assets	322	56
Non-current assets	2	4
Total assets	$484	$115

Current liabilities	$190	$44
Non-current liabilities	1	2
Total liabilities	191	46

Total Amentum equity	228	44
Non-controlling interests	65	25
Total equity	293	69
Total liabilities and equity	$484	$115
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Revenues	$370	$334	$653
Cost of revenues	(337)	(281)	(589)
Net income	29	50	64

The Company has an ownership share in approximately 25 active joint ventures that are accounted for as equity method investments and the Company’s ownership percentages generally range from 10% to 51%. The following table presents selected financial information for our unconsolidated joint ventures, included as equity method investments on the consolidated balance sheets, as of September 27, 2024 and September 29, 2023:

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Current assets	$701	$572
Non-current assets	43	45
Total assets	$744	$617

Current liabilities	$422	$351
Non-current liabilities	16	17
Total liabilities	438	368
Joint ventures' equity	306	249
Total liabilities and joint ventures' equity	$744	$617
The following table presents selected financial information for our equity method investments for the years ended September 27, 2024, September 29, 2023 and September 30, 2022:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023	September 30, 2022
Revenues	$2,634	$2,373	$1,792
Cost of revenues	(2,442)	(2,215)	(1,718)
Net income	183	152	66
Related party receivables due from our equity method investments were $37 million and $34 million as of September 27, 2024 and September 29, 2023, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $126 million and $45 million for the years ended September 27, 2024 and September 29, 2023, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $123 million related to our equity method investments as of September 27, 2024.

Note 18 — Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for the years ended September 27, 2024, September 29, 2023 and September 30, 2022 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at October 1, 2021	$—	$—	$14	$(3)	$11
Other comprehensive income (loss) before reclassification	—	(8)	8	(2)	(2)
Balance at September 30, 2022	—	(8)	22	(5)	9
Other comprehensive income (loss) before reclassification	27	3	26	(14)	42
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(2)	1	(3)
Balance at September 29, 2023	25	(5)	46	(18)	48
Other comprehensive (loss) income before reclassification	(31)	8	11	2	(10)
Amounts reclassified from accumulated other comprehensive (loss) income	(16)	—	(2)	3	(15)
Balance at September 27, 2024	$(22)	$3	$55	$(13)	$23

Note 19 — Segment Information
We operate our business activities and report financial results as one business segment. The presentation of financial results as one reportable segment is consistent with the way the Company operates its business and the manner in which our chief operating decision maker (“CODM”), currently our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
Substantially all of the Company’s tangible long-lived assets are located in the United States. As such, long-lived assets by geographic location are not presented.

Note 20 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.

Property and equipment, net

		As of
(Amounts in millions)	Useful Lives	September 27, 2024	September 29, 2023
Aircraft	5 to 10 years	$13	$14
Buildings	20 to 40 years	14	—
Computers and related equipment	1 to 5 years	34	19
Finance lease right-of-use assets	Shorter of lease term or useful life	20	19
Leasehold improvements	Shorter of lease term or useful life	42	20
Office furniture and fixtures	1 to 7 years	19	4
Vehicles and equipment	1 to 10 years	80	66
Gross property and equipment		222	142
Less accumulated depreciation		(78)	(57)
Total property and equipment, net		$144	$85
Depreciation expense was $23 million, $27 million and $20 million for the years ended September 27, 2024, September 29, 2023 and September 30, 2022, respectively. As of September 27, 2024, September 29, 2023 and September 30, 2022, Property and equipment, net, also included the accrual for property additions in accounts payable of $1 million, $2 million and $0 million, respectively.

Other long-term assets

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Operating lease right-of-use assets	$250	$216
Long-term contract assets	138	138
Other	56	60
Total other long-term assets	$444	$414
Accrued compensation and benefits

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Wages, compensation and other benefits	$421	$219
Accrued vacation	275	150
Total accrued compensation and benefits	$696	$369

Other current liabilities

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Contract losses	$61	$101
Current portion of operating lease liabilities	67	53
MARPA payable	39	—
Reserves	50	26
Customer payables	33	35
Income tax payable	17	23
Accrued other taxes	42	13
Other	47	31
Total other current liabilities	$356	$282
Other long-term liabilities

	As of
(Amounts in millions)	September 27, 2024	September 29, 2023
Operating lease liabilities	$193	$167
Reserves	185	167
Other	66	79
Total other long-term liabilities	$444	$413

Note 21 — Loss Per Share
For the periods prior to September 27, 2024, the Company retrospectively adjusted the weighted average shares used in determining loss per share to reflect the conversion of the ownership interests of Amentum Parent Holdings LLC held by AJVLP that converted into 90,021,804 shares of the Company’s common stock at Transaction close. As discussed in Note 12 — Stock Based Compensation certain employees of the Company were granted stock-based compensation in the form of Class B Time-Vested and Performance-Vested units of AJVLP. The compensation expense associated with such awards is recognized in the Company’s financial statements, however as such shares represent outstanding equity of AJVLP, and not of the Company, such awards do not impact the Company’s calculation of the weighted average shares outstanding.
For the year ended September 27, 2024, Jacobs’ restricted stock units converted to Amentum time-based restricted stock were excluded from the computation of diluted loss per share because inclusion of these amounts would have had an anti-dilutive effect. There were no anti-dilutive shares in fiscal year 2023 or 2022.
Basic and diluted loss per share are computed as follows (in millions, except per share data):

	For the years ended
	September 27, 2024	September 29, 2023	September 30, 2022
Net loss attributable to common shareholders	$(82)	$(314)	$(84)
Weighted-average number of basic shares outstanding during the period	91	90	90
Weighted-average number of diluted shares outstanding during the period	91	90	90
Basic loss per share	$(0.90)	$(3.49)	$(0.93)
Diluted loss per share	$(0.90)	$(3.49)	$(0.93)

Note 22 — Legal Proceedings and Commitments and Contingencies
The Company is involved in various claims, disputes and administrative proceedings arising in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that an unfavorable result and/or liability will be incurred and the cost of the unfavorable result or liability can be reasonably estimated. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.
Payments to the Company on cost-plus-fee contracts are provisional and are subject to adjustments upon audit by the Defense Contract Audit Agency (“DCAA”). In management’s opinion, audit adjustments that may result from audits not yet completed or started are not expected to have a material adverse effect on the Company’s operations and liquidity.
Pending Litigation and Claims
Department of Energy Claims
In January 2020, the Company purchased assets and assumed liabilities associated with AECOM Energy & Construction, Inc. (the “Acquired Affiliate”) from AECOM (the “Seller”). At the time of the acquisition, the Acquired Affiliate had pending claims against the U.S. Department of Energy (“DOE”) related to a contract performed prior to the acquisition. The Company and the Seller agreed that all future claim recoveries and costs with the DOE would be split 10% to the Company and 90% to the Seller. Following the DOE’s denial of the claims, on December 20, 2020, the Acquired Affiliate filed an appeal of these decisions in the U.S. Court of Federal Claims. The Company has estimated and recorded $138 million within other long-term assets on the balance sheet and $125 million within other long-term liabilities on the balance sheet representing the Company’s payable to the Seller related to this matter. No changes to these amounts have been recorded since the acquisition. The Company intends to cooperate with the Seller in the pursuit of all claimed amounts but can provide no certainty that the Company will recover the claims. The Company does not believe any additional incurred claims or costs related to this matter will have a material adverse effect on the Company’s results of operations.
U.S. Government Investigations
We primarily sell our services to the U.S. Government. These contracts are subject to extensive legal and regulatory requirements, and we are occasionally the subject of investigations by various agencies of the U.S. Government who investigate whether our operations are being conducted in accordance with these requirements. Such investigations could result in administrative, civil or criminal liabilities, including repayments, fines or penalties being imposed on us, or could lead to suspension or debarment from future U.S. Government contracting. U.S. Government investigations often take years to complete and may result in adverse action against us. Any adverse actions arising from such matters could have a material effect on our ability to invoice and receive timely payment on our contracts, perform contracts or compete for contracts with the U.S. Government and could have a material effect on our operating performance. There are currently no investigations that are expected to have a material impact on our results of operations.

Note 23 — Subsequent Events
Trading of Common Stock
Amentum's common stock began regular-way trading on the New York Stock Exchange (“NYSE”) on September 30, 2024 under the ticker symbol “AMTM”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
Other than changes related to the acquisition of the CMS Business, there have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information
During the three months ended September 27, 2024, neither the Company nor any director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The Information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as set forth below. The following information regarding the Company’s directors and executive officers is provided pursuant to Exchange Act Rule 14a-3(b)(8):

DIRECTORS

John Heller	Steven J. Demetriou
Chief Executive Officer	Executive Chair
Amentum Holdings, Inc.	Amentum Holdings, Inc.

General Vincent K. Brooks	Benjamin Dickson
U.S. Army, Retired	Managing Director
American Securities LLC

General Ralph E. (Ed) Eberhart	Alan E. Goldberg
U.S. Air Force, Retired	Co-Founder and Chief Executive Officer
Lindsay Goldberg

Leslie Ireland	Barbara L. Loughran
Former Assistant Secretary of the Treasury for Intelligence	Former Partner
and Analysis and the National Intelligence Manager for	PricewaterhouseCoopers LLP
Threat Finance for the Office of the Director of National
Intelligence

Sandra E. Rowland	Christopher M.T. Thompson
Former Senior Vice President and Chief Financial Officer	Former Chairman and Chief Executive Officer
Xylem Inc.	Gold Fields Ltd.

Russell Triedman	John Vollmer
Managing Partner	Former Chief Executive Officer, Amentum
Lindsay Goldberg

Connor Wentzell
Principal
American Securities LLC

OFFICERS AND EXECUTIVES

John Heller	Steven J. Demetriou
Chief Executive Officer	Executive Chair

Stephen A. Arnette	Travis B. Johnson
Chief Operating Officer	Chief Financial Officer

Sean Mullen	Stuart I. Young
Chief Growth Officer	Chief Legal Officer

Jill Bruning
Chief Technology Officer

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 11. Executive Compensation
The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report:
(1) Financial Statements
•Consolidated Balance Sheets
•Consolidated Statements of Operations
•Consolidated Statements of Comprehensive Income (Loss)
•Consolidated Statements of Shareholders' Equity
•Consolidated Statements of Cash Flows
•Notes to the Consolidated Financial Statements
(2) Financial Statement Schedules
•All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the consolidated financial statements or notes to consolidated financial statements.
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.		10	September 13, 2024	2.1
2.2	Amendment to Agreement and Plan of Merger, dated August 26, 2024, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.		10	September 13, 2024	2.2.
2.3	Separation and Distribution Agreement, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.		10	September 13, 2024	2.3
3.1	Certificate of Incorporation of Amentum Holdings, Inc., as amended to date.		8-K	October 3, 2024	3.1
3.2	By-laws of Amentum Holdings, Inc., as amended to date		8-K	October 3, 2024	3.2
4.1	Indenture, dated as of August 13, 2024, between Amentum Escrow Corporation and U.S. Bank Trust Company, National Association, as trustee.		8-K/A	October 3, 2024	4.1
4.2	Form of 7.250% Senior Note due 2032 (included in Exhibit 4.1).		8-K/A	October 3, 2024	4.2
4.3	First Supplemental Indenture, dated as of September 27, 2024, between the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.		8-K/A	October 3, 2024	4.3
4.4	Second Supplemental Indenture, dated as of September 27, 2024, between Amazon Holdco Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K/A	October 3, 2024	4.4
4.5	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.	X
10.1	Credit Agreement, dated as of September 27, 2024, by and among Amentum Holdings, Inc. (as successor in interest to Amentum Parent Holdings LLC), the borrowing subsidiaries from time to time party thereto, the lenders from time to time party hereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K/A	October 3, 2024	10.1
10.2	Transition Services Agreement by and between Jacobs Solutions Inc. and Amazon Holdco Inc.		8-K	October 3, 2024	10.2
10.3	Project Services Agreement by and between Jacobs Solutions Inc. and Amazon Holdco Inc.		8-K	October 3, 2024	10.3
10.4	Tax Matters Agreement by and between Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parents Holdings LLC and Amentum Joint Venture LP.		8-K	October 3, 2024	10.4
10.5	Registration Rights Agreement by and between Amazon Holdco Inc. and Jacobs Solutions Inc.		8-K	October 3, 2024	10.5

10.6	Stockholders Agreement by and between Amazon Holdco Inc. and Amentum Joint Venture LP.		8-K	October 3, 2024	10.6
10.7	Form of Indemnification Agreement		8-K	October 3, 2024	10.7
10.8	Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	October 3, 2024	10.8
10.9	Amentum Holdings, Inc. Employee Stock Purchase Plan *		8-K	October 3, 2024	10.9
10.10	Jacobs Technology Inc. Executive Deferral Plan *		8-K	October 3, 2024	10.10
10.11	Amentum Holdings, Inc. Severance Plan for Key Employees *		8-K	November 13, 2024	10.1
10.12	Form of Restricted Stock Unit Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	November 13, 2024	10.2
10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	November 13, 2024	10.3
10.14	Form of Performance Share Unit Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	November 13, 2024	10.4
10.15	Employment Agreement by and between Steven J. Demetriou and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.5
10.16	Employment Agreement by and between John E. Heller and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.6
10.17	Employment Agreement by and between Travis B. Johnson and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.7
10.18	Employment Agreement by and between Stephen Arnette and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.8
10.19	Employee Matters Agreement, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc. and Amentum Parent Holdings LLC.		10	September 13, 2024	10.1
19.1	Amentum Holdings, Inc. Insider Trading Policy	X
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes a management contract, compensatory plan, or arrangement

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMENTUM HOLDINGS, INC.
Registrant

Date:	December 17, 2024	By:	/s/ John E. Heller
John E. Heller
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John E. Heller	Chief Executive Officer and Director (Principal Executive Officer)	December 17, 2024
John E. Heller

/s/ Travis B. Johnson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 17, 2024
Travis B. Johnson

/s/ Steven J. Demetriou	Executive Chairman of the Board of Directors	December 17, 2024
Steven J. Demetriou

/s/ Benjamin Dickson	Lead Independent Director	December 17, 2024
Benjamin Dickson

/s/ General Vincent K. Brooks	Director	December 17, 2024
General Vincent K. Brooks

/s/ General Ralph E. Eberhart	Director	December 17, 2024
General Ralph E. Eberhart

/s/ Alan E. Goldberg	Director	December 17, 2024
Alan E. Goldberg

/s/ Leslie Ireland	Director	December 17, 2024
Leslie Ireland

/s/ Barbara L. Loughran	Director	December 17, 2024
Barbara L. Loughran

/s/ Sandra E. Rowland	Director	December 17, 2024
Sandra E. Rowland

/s/ Christopher M.T. Thompson	Director	December 17, 2024
Christopher M.T. Thompson

/s/ Russell Triedman	Director	December 17, 2024
Russell Triedman

/s/ John Vollmer	Director	December 17, 2024
John Vollmer

/s/ Connor Wentzell	Director	December 17, 2024
Connor Wentzell