Form 10-Q
period 2024-12-27
Amentum Holdings, Inc.
filed 2025-02-05
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-42176

Amentum Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	99-0622272
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4800 Westfields Blvd., Suite #400
Chantilly, Virginia 20151
(Address of principal executive offices)

(703) 579-0410
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AMTM	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2025, there were 243,302,426 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

Amentum Holdings, Inc.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except per share data)

	December 27, 2024	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$522	$452
Accounts receivable, net	2,405	2,401
Prepaid expenses and other current assets	213	231
Total current assets	3,140	3,084
Property and equipment, net	140	144
Equity method investments	124	123
Goodwill	5,588	5,556
Intangible assets, net	2,503	2,623
Other long-term assets	424	444
Total assets	$11,919	$11,974
LIABILITIES
Current liabilities:
Current portion of long-term debt	$44	$36
Accounts payable	726	764
Accrued compensation and benefits	691	696
Contract liabilities	143	113
Other current liabilities	367	356
Total current liabilities	1,971	1,965
Long-term debt, net of current portion	4,636	4,643
Deferred tax liabilities	347	370
Other long-term liabilities	402	444
Total liabilities	7,356	7,422
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 243,302,257 shares issued and outstanding at December 27, 2024 and 243,302,173 shares issued and outstanding at September 27, 2024.	2	2
Additional paid-in capital	4,965	4,962
Retained deficit	(515)	(527)
Accumulated other comprehensive income	23	23
Total Amentum shareholders' equity	4,475	4,460
Non-controlling interests	88	92
Total shareholders' equity	4,563	4,552
Total liabilities and shareholders' equity	$11,919	$11,974
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended
	December 27, 2024	December 29, 2023
Revenues	$3,416	$1,983
Cost of revenues	(3,055)	(1,789)
Selling, general, and administrative expenses	(130)	(67)
Amortization of intangibles	(120)	(56)
Equity earnings of non-consolidated subsidiaries	21	15
Operating income	132	86
Interest expense and other, net	(87)	(111)
Income (loss) before income taxes	45	(25)
Provision for income taxes	(24)	(14)
Net income (loss)	21	(39)
Less: net income attributable to non-controlling interests	(9)	(2)
Net income (loss) attributable to common shareholders	$12	$(41)

Earnings (loss) per share:
Basic	$0.05	$(0.46)
Diluted	$0.05	$(0.46)
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended
	December 27, 2024	December 29, 2023
Net income (loss)	$21	$(39)
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps	22	(29)
Foreign currency translation adjustments	(18)	6
Other comprehensive income (loss)	4	(23)
Income tax (provision) benefit related to items of other comprehensive income (loss)	(4)	4
Other comprehensive loss, net of tax	—	(19)
Comprehensive income (loss)	21	(58)
Non-controlling interests	(9)	(2)
Comprehensive income (loss) attributable to common shareholders	$12	$(60)
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity

Balance at September 29, 2023	$772	$(445)	$48	$375	$41	$416
Net loss	—	(41)	—	(41)	2	(39)
Other comprehensive loss, net of tax	—	—	(19)	(19)	—	(19)
Equity based compensation and other	3	—	—	3	(3)	—
Balance at December 29, 2023	$775	$(486)	$29	$318	$40	$358

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
Net income	—	—	—	12	—	12	9	21
Distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Equity based compensation and other	—	—	3	—	—	3	—	3
Balance at December 27, 2024	243	$2	$4,965	$(515)	$23	$4,475	$88	$4,563
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities
Net income (loss)	$21	$(39)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9	7
Amortization of intangibles	120	56
Amortization of deferred loan costs and original issue discount	3	5
Derivative instruments	3	15
Equity earnings of non-consolidated subsidiaries	(21)	(15)
Distributions from equity method investments	21	17
Deferred income taxes	(15)	(12)
Equity-based compensation	3	1
Other	(1)	(2)
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(27)	(103)
Prepaid expenses and other assets	35	8
Accounts payable, contract liabilities, and other current liabilities	(31)	(27)
Accrued employee compensation and benefits	(6)	8
Other long-term liabilities	(4)	(2)
Net cash provided by (used in) operating activities	110	(83)
Cash flows from investing activities
Payments for property and equipment	(8)	(2)
Contributions to equity method investments	(1)	—
Other	1	(1)
Net cash used in investing activities	(8)	(3)
Cash flows from financing activities
Borrowings on revolving credit facilities	210	200
Payments on revolving credit facilities	(210)	(200)
Repayments of borrowings under the credit agreement	—	(8)
Repayments of borrowings under other agreements	(2)	(3)
Distributions to non-controlling interests	(13)	(1)
Other	(1)	(2)
Net cash used in financing activities	(16)	(14)
Effect of exchange rate changes on cash	(16)	6
Net change in cash and cash equivalents	70	(94)
Cash and cash equivalents, beginning of period	452	305
Cash and cash equivalents, end of period	$522	$211
Supplemental disclosure of cash flow information
Income (taxes paid) tax refunds received, net of receipts	$(6)	$2
Interest paid	$(39)	$(94)
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation
Amentum Holdings, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “Amentum,” or the “Company”) is a global advanced engineering and technology solutions provider to a broad base of U.S. and allied government agencies, supporting programs of critical national importance across energy and environmental, intelligence, space, defense, civilian and commercial end-markets. We offer a broad reach of capabilities including intelligence and counter threat solutions, data fusion and analytics, engineering and integration, environmental solutions, advanced test, training and readiness, and citizen solutions. As a leading provider of differentiated technology solutions, we have built a repertoire of deep customer knowledge, enabling us to engage our customers across multiple capabilities and markets.
During the three months ended December 27, 2024, we announced the realignment of our reporting structure, which resulted in the identification of two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”). The Digital Solutions segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients. The Global Engineering Solutions segment provides large-scale environmental remediation, clean energy, platform engineering, sustainment and supply chain management across all seven continents for the U.S. government and allied nations. As a result of this change, prior year segment disclosures have been recast to reflect the current reportable segment structure.
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
Amentum Parent Holdings LLC is considered the Company’s predecessor, and the historical financial statements of Amentum Parent Holdings LLC prior to September 27, 2024 are reflected in this Quarterly Report on Form 10-Q as the Company’s historical financial statements. Accordingly, the financial results of the Company prior to September 27, 2024 do not include the financial results of CMS, and current and future results will not be comparable to historical results.
The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, results of operations, comprehensive income (loss) and cash flows for the Company, including its wholly-owned subsidiaries and joint ventures that are majority-owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report for the fiscal year ended September 27, 2024. The results of operations for the three months ended December 27, 2024 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Note 2 — Recent Accounting Pronouncements

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

Note 3 — Acquisition
On September 27, 2024, the Company completed its merger with CMS, a leading provider of mission-critical, technology-driven services in government and commercial markets, in a Reverse Morris Trust transaction. Immediately following the Transaction, the Company had approximately 243 million issued and outstanding shares of common stock, of which Jacobs and its shareholders owned 58.5% of the issued and outstanding shares of common stock, and Amentum Joint Venture LP, our previous parent company (“AJVLP” and “Amentum Equityholder”) owned 37.0%. Subsequently, Amentum Equityholder distributed its shares of our common stock to certain parties (collectively, “Sponsor Stockholder”). Further, 4.5% of the issued and outstanding shares of common stock have been placed in escrow, to be released and delivered in the future to Jacobs and its shareholders or to Sponsor Stockholder, depending on the achievement of certain fiscal year 2024 targets by the CMS Business (“Additional Merger Consideration”). The final determination of this Additional Merger Consideration is expected to be completed during the measurement period.
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
The purchase price was allocated, on a preliminary basis, to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess purchase consideration recorded as goodwill. The Company is still evaluating the determination of fair values allocated to various assets and liabilities, including, but not limited to, intangible assets, accounts receivable, other current assets, property and equipment, equity method investments and joint ventures, other long-term assets, income taxes, deferred taxes, accounts payables, other current liabilities, contract liabilities, other long-term liabilities, non-controlling interests, additional merger consideration and goodwill. The allocation of the purchase price is preliminary and subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, information pertaining to CMS’ legal proceedings, reserves, income taxes, contracts with customers, and pre-acquisition contingencies. Additionally, in connection and in accordance with the terms of the spin-off, prior to the spin-off and Transaction, CMS provided a cash payment to Jacobs of approximately $911 million, after adjustments based on the levels of cash, debt and working capital in the CMS Business, which is subject to final settlement between the parties, as set forth in the Merger Agreement, and may result in changes to the purchase price allocation. The Company expects to have sufficient information available to resolve these items within one year of the CMS acquisition date. During the three months ended December 27, 2024, the Company made fair value adjustments which increased goodwill and other current liabilities by $32 million and $20 million, respectively, and decreased accounts receivable and deferred tax liabilities by $22 million and $10 million, respectively.
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

Note 4 — Revenues
Disaggregation of Revenues
The Company disaggregates revenues by customer, contract type, prime contractor versus subcontractor, geographic location and whether the solution provided is primarily Digital Solutions or Global Engineering Solutions. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.

Disaggregated revenues by customer-type were as follows:

	Three months ended
	December 27, 2024			December 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of Defense and U.S. Intelligence Community	$722	$1,046	$1,768	$351	$952	$1,303
Other U.S. Government Agencies	416	600	1016	87	373	460
Commercial and International	148	484	632	21	199	220
Total revenues	$1,286	$2,130	$3,416	$459	$1,524	$1,983

Disaggregated revenues by contract-type were as follows:

	Three months ended
	December 27, 2024			December 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$785	$1,381	$2,166	$219	$1,035	$1,254
Fixed-price	359	472	831	155	354	509
Time-and-materials	142	277	419	85	135	220
Total revenues	$1,286	$2,130	$3,416	$459	$1,524	$1,983

Disaggregated revenues by prime contractor versus subcontractor were as follows:

	Three months ended
	December 27, 2024			December 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$1,164	$1,878	$3,042	$409	$1,351	$1,760
Subcontractor	122	252	374	50	173	223
Total revenues	$1,286	$2,130	$3,416	$459	$1,524	$1,983

Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	Three months ended
	December 27, 2024			December 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$1,222	$1,263	$2,485	$384	$1,063	$1,447
International	64	867	931	75	461	536
Total revenues	$1,286	$2,130	$3,416	$459	$1,524	$1,983

Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	Three Months Ended
(Amounts in millions)	December 27, 2024	December 29, 2023
Favorable earnings at completion adjustments	$32	$24
Unfavorable earnings at completion adjustments	(24)	(17)
Net favorable adjustments	$8	$7

Impact on diluted earnings per share attributable to common shareholders (1)	$0.02	$0.07
(1)    The impact on diluted loss per share attributable to common shareholders is calculated using our statutory rate.
Remaining Performance Obligations
As of December 27, 2024, we had a remaining performance obligations balance of $12.3 billion and expect to recognize approximately 68% and 86% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Note 5 — Contract Balances
The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	December 27, 2024	September 27, 2024
Billed and billable receivables	Accounts receivable, net	$1,443	$1,378
Contract assets	Accounts receivable, net	927	986
Related party receivables	Accounts receivable, net	35	37
Long-term contract assets	Other long-term assets	138	138
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(143)	(113)
Contract assets primarily relate to accruals for reimbursable costs and fees in which our right to consideration is conditional. Long-term contract assets relate to a prior acquisition and are discussed further in Note 14 — Legal Proceedings and Commitments and Contingencies.
The Company has related party receivables due from our equity method investments, discussed further in Note 10 — Joint Ventures.
We recognized revenues of $65 million and $76 million during the three months ended December 27, 2024 and December 29, 2023, respectively, that was included in Contract liabilities as of September 27, 2024 and September 29, 2023, respectively.

Note 6 — Sales of Receivables
In March 2024, we entered into a Master Accounts Receivable Purchase Agreement (“MARPA”) with MUFG Bank, Ltd., (the “Purchaser”) for the sale of certain designated eligible U.S. Government receivables. Under the MARPA, the Company can sell certain eligible receivables without recourse for any U.S. Government credit risk.
The Company's MARPA activity consisted of the following (in millions):

As of and for the Three Months Ended December 27, 2024

Beginning balance:	$177
Sales of receivables	952
Cash collections	(945)
Outstanding balance sold to Purchaser (1)	184
Cash collected, not remitted to Purchaser (2)	(18)
Remaining sold receivables	$166
(1)    For the three months ended December 27, 2024, the Company recorded a net cash inflow of $7 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.

(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of December 27, 2024. This balance is included in Other accrued liabilities as of the balance sheet date.

Note 7 — Goodwill and Intangible Assets
Goodwill
The table below presents changes in the carrying amount of goodwill for the periods presented:

(Amounts in millions)	Total
Balance as of September 27, 2024	$5,556
Acquisition of CMS (1)	32
Balance as of December 27, 2024	$5,588
(1)    Represents changes to goodwill resulting from measurement period adjustments recorded in fiscal year 2025 associated with the acquisition of CMS purchase price allocation.
During the quarter ended December 27, 2024, we performed an interim goodwill impairment test both before and after the business realignment and did not record an impairment charge as a result of the test.
Intangible Assets
Intangible assets, net consisted of the following:

	December 27, 2024			September 27, 2024
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Backlog	$931	$(628)	$303	$931	$(552)	$379
Customer relationship intangible assets	2,781	(594)	2,187	2,781	(550)	2,231
Capitalized software	23	(10)	13	23	(10)	13
Total intangible assets, net	$3,735	$(1,232)	$2,503	$3,735	$(1,112)	$2,623

Amortization expense was $120 million and $56 million for the three months ended December 27, 2024 and December 29, 2023, respectively.

Note 8 — Income Taxes
The effective tax rate was 53.3% and (56.0)% for the three months ended December 27, 2024 and December 29, 2023, respectively. The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three months ended December 27, 2024 and December 29, 2023 was an increase in the valuation allowance against the deferred tax asset related to disallowed interest expense of $12 million and $23 million, respectively.

Note 9 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	December 27, 2024	September 27, 2024
Term Loan	$3,750	$3,750
Senior notes	1,000	1,000
Other	15	17
Total debt	4,765	4,767
Unamortized original issue discount and unamortized deferred financing costs	(85)	(88)
Total debt, net of original issue discount and deferred financing costs	4,680	4,679
Less current portion of long-term debt	(44)	(36)
Total long-term debt, net of current portion	$4,636	$4,643

As amended, the Company’s senior secured credit facility (the “Credit Facility”) consists of a seven year, $3,750 million term facility (“Term Loan”) and a five year, $850 million revolving facility (“Revolver”), including a $200 million letter of credit subfacility and a $100 million swingline subfacility.
The interest rates applicable to the Term Loan are floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate plus an applicable margin based upon net leverage ratio. The Term Loan matures on September 27, 2031 and requires quarterly principal amortization payments of $9 million commencing March 31, 2025 with the remainder of the principal thereunder being due at maturity. The Revolver matures on September 27, 2029.
As of December 27, 2024 and September 27, 2024, the available borrowing capacity under the Credit Facility was $788 million and $808 million, respectively, and included $62 million and $42 million, respectively, in issued letters of credit. As of December 27, 2024 and September 27, 2024, there were no amounts borrowed under the Revolver.
In August 2024, the Company completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”). Interest is payable on February 1 and August 1 of each year, commencing on February 1, 2025.
The Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively.
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of December 27, 2024.
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

Note 10 — Joint Ventures
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
We account for joint ventures in accordance with ASC 810, Consolidation. The Company analyzes its joint ventures and classifies them as either:

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
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of December 27, 2024 and September 27, 2024:

	As of
(Amounts in millions)	December 27, 2024	September 27, 2024
Cash and cash equivalents	$143	$160
Current assets	305	322
Non-current assets	3	2
Total assets	$451	$484

Current liabilities	$160	$190
Non-current liabilities	1	1
Total liabilities	161	191

Total Amentum equity	226	228
Non-controlling interests	64	65
Total equity	290	293
Total liabilities and equity	$451	$484
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the three months ended December 27, 2024 and December 29, 2023:

	For the three months ended
(Amounts in millions)	December 27, 2024	December 29, 2023
Revenues	$376	$69
Cost of revenues	(336)	(58)
Net income	39	10

The Company has an ownership share in approximately 25 active joint ventures that are accounted for as equity method investments and the Company’s ownership percentages generally range from 10% to 51%. Related party receivables due from our equity method investments were $35 million and $37 million as of December 27, 2024 and September 27, 2024, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $44 million and $28 million for the three months ended December 27, 2024 and December 29, 2023, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $124 million related to our equity method investments as of December 27, 2024.

Note 11 — Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for the three months ended December 27, 2024 and December 29, 2023 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 27, 2024	$(22)	$3	$55	$(13)	$23
Other comprehensive (loss) income before reclassification	25	(18)	—	(4)	3
Amounts reclassified from accumulated other comprehensive (loss) income	(3)	—	—	—	(3)
Balance at December 27, 2024	$—	$(15)	$55	$(17)	$23

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 29, 2023	$25	$(5)	$46	$(18)	$48
Other comprehensive (loss) income before reclassification	(27)	6	—	4	(17)
Amounts reclassified from accumulated other comprehensive (loss) income	(2)	—	—	—	(2)
Balance at December 29, 2023	$(4)	$1	$46	$(14)	$29

Note 12 — Segment Information
In the first quarter of fiscal year 2025, we amended our organizational structure, which resulted in the identification of two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”).
The Digital Solutions segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients.
The Global Engineering Solutions segment provides large-scale environmental remediation, clean energy, platform engineering, sustainment and supply chain management across all seven continents for the U.S. government and allied nations.
The presentation of financial results as two reportable segments is consistent with the way the Company operates its business and the manner in which our chief operating decision maker (“CODM”), currently our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The CODM evaluates the performance of our segments based on revenues and Adjusted EBITDA. Prior year performance measures have been recast to reflect the current reportable segment structure.
The Company’s segment revenues were as follows:

	Three months ended
	December 27, 2024			December 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Revenues	$1,286	$2,130	$3,416	$459	$1,524	$1,983
Adjusted EBITDA is most comparable to net income (loss) attributable to common shareholders prepared based on GAAP. The Company defines Adjusted EBITDA as net income (loss) attributable to common shareholders adjusted for interest expense and other, net, provision for income taxes, depreciation and amortization, and certain discrete items that are not considered in the evaluation of ongoing operating performance. These discrete items include acquisition, transaction, and integration costs, non-cash gains and losses, loss on extinguishment of debt, utilization of certain fair market value adjustments assigned in purchase accounting, and share-based compensation. While we believe Adjusted EBITDA is a useful metric in evaluating operating performance by allowing better evaluation of underlying segment performance and better period-to-period comparability, it is not a metric defined by GAAP and may not be comparable to non-GAAP metrics presented by other companies.
The following table reconciles segment Adjusted EBITDA to net income (loss) attributable to common shareholders:

	Three months ended
(Amounts in millions)	December 27, 2024	December 29, 2023
Adjusted EBITDA by segment
DS	$100	$38
GES	162	116
Adjusted EBITDA attributable to Amentum Holdings, Inc.	262	154
Depreciation expense	(9)	(7)
Amortization of intangibles	(120)	(56)
Interest expense and other, net	(87)	(111)
Non-controlling interests	9	2
Acquisition, transaction and integration costs[1]	(9)	(7)
Utilization of fair market value adjustments[2]	2	1
Share-based compensation[3]	(3)	(1)
Income (loss) before income taxes	45	(25)
Provision for income taxes	(24)	(14)
Net income (loss)	21	(39)
Non-controlling interests	(9)	(2)
Net income (loss) attributable to common shareholders	$12	$(41)
(1)    Represents acquisition, transaction and integration costs, including severance, retention, and other adjustments related to acquisition and integration activities.
(2)    Represents the periodic utilization of the fair market value adjustments assigned to certain equity method investments and non-controlling interests based on the remaining period of performance for the related contract.
(3)    Represents non-cash compensation expenses recognized for share based arrangements.
Asset information by segment is not a key measure of performance used by the CODM.

Note 13 — Earnings (Loss) Per Share
For the three months ended December 29, 2023, the Company retrospectively adjusted the weighted average shares used in determining loss per share to reflect the conversion of the ownership interests of Amentum Parent Holdings LLC held by AJVLP that converted into 90,021,804 shares of the Company’s common stock at Transaction close. There were no anti-dilutive shares for the three months ended December 29, 2023.
Basic and diluted earnings (loss) per share are computed as follows (in millions, except per share data):

	For the three months ended
	December 27, 2024	December 29, 2023
Net income (loss) attributable to common shareholders	$12	$(41)
Weighted-average number of basic shares outstanding during the period	243	90
Weighted-average number of diluted shares outstanding during the period	243	90
Basic earnings (loss) per share	$0.05	$(0.46)
Diluted earnings (loss) per share	$0.05	$(0.46)

Note 14 — Legal Proceedings and Commitments and Contingencies
The Company is involved in various claims, disputes and administrative proceedings arising in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that an unfavorable result and/or liability will be incurred and the cost of the unfavorable result or liability can be reasonably estimated. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Amentum Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended September 27, 2024. In addition, please see “Information Relating to Forward-Looking Statements” and “Item 1A. Risk Factors” within our Annual Report on Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements.
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
In fiscal year 2024, we completed our merger with Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (and, together with the Critical Mission Solutions business, referred to as the “CMS Business” or “CMS”), a leading provider of mission-critical, technology-driven services in government and commercial markets.
We conduct our business activities and report financial results as two business segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”). Digital Solutions provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients. Global Engineering Solutions provides large-scale environmental remediation, clean energy, platform engineering, sustainment and supply chain management across all 7 continents for the U.S. government and allied nations.
Budgetary Environment
In fiscal year 2024, we generated approximately 90% of our revenues from contracts with the U.S. federal government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. federal government. We carefully follow the U.S. federal budget, legislative and contracting trends and activities and evolve our strategies accordingly.
The U.S. federal government fiscal year (“GFY”) 2024 appropriations bill was passed in March 2024. The final bill was consistent with the Fiscal Responsibility Act of June 2023. Defense discretionary spending saw a 3.3% increase to $886 billion, while non-defense discretionary spending remained flat at $703 billion.
The GFY 2025 budget request was submitted to Congress in March 2024 and maintained the levels set in the Fiscal Responsibility Act. The budget request would increase defense discretionary spending from $886 billion to $895 billion and non-defense discretionary spending from $704 billion to $711 billion. The existing continuing resolution is set to expire on March 14, 2025.
President Trump was inaugurated in January 2025 and the new administration’s GFY 2026 budget request is expected to be submitted to Congress in April 2025. Under the Trump administration, the new Department of Government Efficiency was created to propose savings through improvements to technology and increases to productivity in the federal workforce; we continue to monitor the actions of the new administration which could result in a change to budgetary priorities or impact federal government procurement timing. Decreases in, or delays in approving, the federal government’s budget, decreases in government spending on the types of programs that we support, delays in government contract awards, and pauses on government contracts on which we are currently performing could have an adverse impact on our business. For further information, please see Item 1A., “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2024.
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

Results of Operations for the Three Months Ended December 27, 2024 and December 29, 2023
The following table presents our results of operations for the periods presented:

	December 27, 2024	December 29, 2023	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$3,416	$1,983	$1,433	72.3%
Cost of revenues	(3,055)	(1,789)	(1,266)	70.8
Selling, general, and administrative expenses	(130)	(67)	(63)	94.0
Amortization of intangibles	(120)	(56)	(64)	114.3
Equity earnings of non-consolidated subsidiaries	21	15	6	40.0
Operating income	132	86	46	53.5
Interest expense and other, net	(87)	(111)	24	(21.6)
Income (loss) before income taxes	45	(25)	70	(280.0)
Provision for income taxes	(24)	(14)	(10)	71.4
Net income (loss)	21	(39)	60	(153.8)
Less: net income attributable to non-controlling interests	(9)	(2)	(7)	350.0
Net income (loss) attributable to common shareholders	$12	$(41)	$53	(129.3)
Revenues — The increase in revenues was primarily attributable to revenues from the merger with CMS.
Cost of revenues — The increase in cost of revenues was primarily attributable to the increased revenues volume from the merger with CMS. As a percentage of revenues, cost of revenues was 89.4% for the three months ended December 27, 2024 compared to 90.2% for the three months ended December 29, 2023, respectively.
Selling, general, and administrative expenses (“SG&A”) — The increase in SG&A was primarily attributable to the merger with CMS. SG&A as a percentage of revenues increased to 3.8% for the three months ended December 27, 2024 from 3.4% for the three months ended December 29, 2023 primarily due to the merger with CMS.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which increased due to the merger with CMS.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments and increased due to non-consolidated subsidiaries obtained in the merger with CMS.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the three months ended December 29, 2023 combined with a decrease in interest rates, partially offset by the interest incurred on our Senior Notes during the three months ended December 27, 2024.
Provision for income taxes — The effective tax rate for the three months ended December 27, 2024 was 53.3%, as compared to (56.0)% for the three months ended December 29, 2023. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income (loss) before income taxes in the respective period.
Net income (loss) attributable to non-controlling interests — Net income (loss) attributable to non-controlling interests include the minority interests in our consolidated joint ventures that are not wholly-owned, which increased due to the merger with CMS.

Segment Results for the Three Months Ended December 27, 2024 and December 29, 2023
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and Adjusted EBITDA.
The following tables present our performance measures by reportable segment:

Digital Solutions

	Three Months Ended
(Dollars in millions)	December 27, 2024	December 29, 2023	Dollar change	Percent change
Revenues	$1,286	$459	$827	180%
Adjusted EBITDA	100	38	62	163%
The increase in revenues for the three months ended December 27, 2024, as compared to the three months ended December 29, 2023, was primarily attributable to revenues from the merger with CMS and the ramp up of new contract awards.
The increase in Adjusted EBITDA for the three months ended December 27, 2024, as compared to the three months ended December 29, 2023, was primarily attributable to contributions from the merger with CMS and the revenue growth factors described above.

Global Engineering Solutions

	Three Months Ended
(Dollars in millions)	December 27, 2024	December 29, 2023	Dollar change	Percent change
Revenues	$2,130	$1,524	$606	40%
Adjusted EBITDA	162	116	46	40%
The increase in revenues for the three months ended December 27, 2024, as compared to the three months ended December 29, 2023, was primarily attributable to revenues from the merger with CMS, the ramp up of new contract awards, and growth on existing programs.
The increase in Adjusted EBITDA for the three months ended December 27, 2024, as compared to the three months ended December 29, 2023, was primarily attributable to contributions from the merger with CMS and the revenue growth factors described above.

Revenues by Contract Type
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Critical Accounting Policies” below. The following table summarizes revenues by contract type, as a percentage of revenues, for the periods presented:

	Three Months Ended
	December 27, 2024	December 29, 2023
Cost-plus-fee	64%	63%
Fixed-price	24%	26%
Time-and-materials	12%	11%
Total revenues	100%	100%
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
As of December 27, 2024, the Company had total backlog of $45.2 billion, compared with $27.3 billion as of December 29, 2023, an increase of $17.9 billion primarily due to the merger with CMS. Funded backlog as of December 27, 2024 was $6.6 billion.
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.

Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the three months ended December 27, 2024, 64% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.

Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (“MARPA”) and available borrowing capacity under the revolving credit facility provided for in the senior secured credit facility (the “Credit Facility”).
The Credit Facility consists of a seven year, $3,750 million term facility (“Term Loan”) and a five year, $850 million revolving facility (“Revolver”), including a $200 million letter of credit subfacility and a $100.0 million swingline subfacility. The Revolver and the Term Loan mature on September 27, 2029 and September 27, 2031, respectively. The Term Loan requires quarterly principal amortization payments of $9 million commencing March 31, 2025 with the remainder of the principal thereunder being due at maturity. In August 2024, the Company also completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 01, 2032 (the “Senior Notes”).
The New Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively.
The interest rates applicable to the Term Loan are floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate plus an applicable margin based upon net leverage ratio.
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of December 27, 2024.
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
Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility, Senior Notes and any other indebtedness we may incur will depend on our future financial performance which could be affected by factors outside of our control, including worldwide economic and financial market conditions.
See “Note 6 — Sales of Receivables” and “Note 9 — Debt” of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Cash Flow Information

	Three Months Ended
(Amounts in millions)	December 27, 2024	December 29, 2023
Net cash provided by (used in) operating activities	$110	$(83)
Net cash used in investing activities	(8)	(3)
Net cash used in financing activities	(16)	(14)
Effect of exchange rate changes on cash and cash equivalents	(16)	6
Net increase (decrease) in cash and cash equivalents	$70	$(94)
Net cash provided by operating activities increased by $193 million for the three months ended December 27, 2024 when compared to the three months ended December 29, 2023 as a result of a $110 million increase in cash earnings due to contributions from the merger with CMS and from $83 million in favorable changes in operating assets and liabilities driven by the timing of interest payments.
Net cash used in investing activities increased by $5 million for the three months ended December 27, 2024 when compared to the three months ended December 29, 2023 as a result of increased capital expenditures due to the merger with CMS.
Net cash used in financing activities increased by $2 million for the three months ended December 27, 2024 when compared to the three months ended December 29, 2023 primarily as a result of distributions to non-controlling interests and the absence of quarterly principal amortization payments on our Term Loan, which commence in March 2025.

Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 27, 2024.

Recent Accounting Pronouncements
See “Note 2 — Recent Accounting Pronouncements” of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The remaining balance under the Term Loan, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.9 billion related to a portion of our variable rate debt. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended December 27, 2024 would have fluctuated by approximately $9 million.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
Other than changes related to the merger with the CMS Business, there have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item is set forth in Note 14 — Legal Proceedings and Commitments and Contingencies in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to our Risk Factors disclosed in the Company’s Form 10-K for the year end September 27, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
4.1	Third Supplemental Indenture, dated as of December 10, 2024, between Amazon Holdco Inc. and U.S. Bank Trust Company, National Association, as trustee.	X
31.1	Section 302 Certification of John E. Heller	X
31.2	Section 302 Certification Travis B. Johnson	X
32.1	Section 906 Certification John E. Heller	X
32.2	Section 906 Certification Travis B. Johnson	X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes a management contract, compensatory plan, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMENTUM HOLDINGS, INC.
Registrant

Date:	February 5, 2025	By:	/s/ Travis B. Johnson
Travis B. Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)