Form 10-Q
period 2025-03-28
Amentum Holdings, Inc.
filed 2025-05-07
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2025, there were 243,322,468 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

AMENTUM HOLDINGS, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except per share data)

	March 28, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$546	$452
Accounts receivable, net	2,509	2,401
Prepaid expenses and other current assets	211	231
Total current assets	3,266	3,084
Property and equipment, net	133	144
Equity method investments	193	123
Goodwill	5,658	5,556
Intangible assets, net	2,353	2,623
Other long-term assets	401	444
Total assets	$12,004	$11,974
LIABILITIES
Current liabilities:
Current portion of long-term debt	$43	$36
Accounts payable	876	764
Accrued compensation and benefits	659	696
Contract liabilities	112	113
Other current liabilities	407	356
Total current liabilities	2,097	1,965
Long-term debt, net of current portion	4,636	4,643
Deferred tax liabilities	332	370
Other long-term liabilities	360	444
Total liabilities	7,425	7,422
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 243,322,468 shares issued and outstanding at March 28, 2025 and 243,302,173 shares issued and outstanding at September 27, 2024.	2	2
Additional paid-in capital	4,907	4,962
Retained deficit	(511)	(527)
Accumulated other comprehensive income	29	23
Total Amentum shareholders' equity	4,427	4,460
Non-controlling interests	152	92
Total shareholders' equity	4,579	4,552
Total liabilities and shareholders' equity	$12,004	$11,974
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	$3,491	$2,051	$6,907	$4,034
Cost of revenues	(3,124)	(1,851)	(6,179)	(3,640)
Selling, general, and administrative expenses	(145)	(72)	(275)	(139)
Amortization of intangibles	(120)	(58)	(240)	(114)
Equity earnings of non-consolidated subsidiaries	8	19	29	34
Operating income	110	89	242	175
Interest expense and other, net	(86)	(111)	(173)	(222)
Income (loss) before income taxes	24	(22)	69	(47)
Provision for income taxes	(22)	(20)	(46)	(34)
Net income (loss) including non-controlling interests	2	(42)	23	(81)
Less: net income (loss) attributable to non-controlling interests	2	1	(7)	(1)
Net income (loss) attributable to common shareholders	$4	$(41)	$16	$(82)

Earnings (loss) per share:
Basic	$0.02	$(0.46)	$0.07	$(0.91)
Diluted	$0.02	$(0.46)	$0.07	$(0.91)
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income (loss) including non-controlling interests	$2	$(42)	$23	$(81)
Other comprehensive income (loss):
Net unrealized (loss) gain on interest rate swaps	(7)	15	15	(14)
Foreign currency translation adjustments	11	(2)	(7)	4
Pension adjustments	—	(1)	—	(1)
Other comprehensive income (loss)	4	12	8	(11)
Income tax benefit (provision) related to items of other comprehensive income (loss)	2	(2)	(2)	2
Other comprehensive income (loss), net of tax	6	10	6	(9)
Comprehensive income (loss)	8	(32)	29	(90)
Net income (loss) attributable to non-controlling interests	2	1	(7)	(1)
Comprehensive income (loss) attributable to common shareholders	$10	$(31)	$22	$(91)
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 27, 2024	243	$2	$4,965	$(515)	$23	$4,475	$88	$4,563
Net income (loss) including non-controlling interests	—	—	—	4	—	4	(2)	2
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Measurement period adjustments	—	—	(63)	—	—	(63)	75	12
Distributions to non-controlling interests	—	—	—	—	—	—	(9)	(9)
Equity based compensation and other	—	—	5	—	—	5	—	5
Balance at March 28, 2025	243	$2	$4,907	$(511)	$29	$4,427	$152	$4,579

	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity

Balance at December 29, 2023	$775	$(486)	$29	$318	$40	$358
Net loss including non-controlling interests	—	(41)	—	(41)	(1)	(42)
Other comprehensive income, net of tax	—	—	10	10	—	10
Distributions to non-controlling interests	—	—	—	—	(2)	(2)
Equity based compensation and other	1	—	—	1	(1)	—
Balance at March 29, 2024	$776	$(527)	$39	$288	$36	$324

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
Net income including non-controlling interests	—	—	—	16	—	16	7	23
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Measurement period adjustments	—	—	(63)	—	—	(63)	75	12
Distributions to non-controlling interests	—	—	—	—	—	—	(22)	(22)
Equity based compensation and other	—	—	8	—	—	8	—	8
Balance at March 28, 2025	243	$2	$4,907	$(511)	$29	$4,427	$152	$4,579

	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity

Balance at September 29, 2023	$772	$(445)	$48	$375	$41	$416
Net income (loss) including non-controlling interests	—	(82)	—	(82)	1	(81)
Other comprehensive loss, net of tax	—	—	(9)	(9)	—	(9)
Distributions to non-controlling interests	—	—	—	—	(2)	(2)
Equity based compensation and other	4	—	—	4	(4)	—
Balance at March 29, 2024	$776	$(527)	$39	$288	$36	$324
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	March 28, 2025	March 29, 2024
Cash flows from operating activities
Net income (loss) including non-controlling interests	$23	$(81)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by (used in) operating activities:
Depreciation	18	12
Amortization of intangibles	240	114
Amortization of deferred loan costs and original issue discount	5	11
Derivative instruments	6	31
Equity earnings of non-consolidated subsidiaries	(29)	(34)
Distributions from equity method investments	35	31
Deferred income taxes	(11)	(29)
Equity-based compensation	8	2
Other	(1)	2
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(127)	(88)
Prepaid expenses and other assets	71	52
Accounts payable, contract liabilities, and other current liabilities	(11)	(98)
Accrued employee compensation and benefits	(46)	(4)
Other long-term liabilities	(14)	1
Net cash provided by (used in) operating activities	167	(78)
Cash flows from investing activities
Payments for property and equipment	(12)	(5)
Contributions to equity method investments	(28)	—
Other	1	(1)
Net cash used in investing activities	(39)	(6)
Cash flows from financing activities
Borrowings on revolving credit facilities	513	562
Payments on revolving credit facilities	(513)	(562)
Repayments of borrowings under the credit agreement	—	(17)
Repayments of borrowings under other agreements	(5)	(6)
Distributions to non-controlling interests	(22)	(2)
Other	(1)	(3)
Net cash used in financing activities	(28)	(28)
Effect of exchange rate changes on cash	(6)	4
Net change in cash and cash equivalents	94	(108)
Cash and cash equivalents, beginning of period	452	305
Cash and cash equivalents, end of period	$546	$197
Supplemental disclosure of cash flow information
Common stock issued for the Transaction	$(63)	$—
Accrued acquisition working capital settlement	70	—
Income taxes paid, net of receipts	(40)	(28)
Interest paid	(133)	(185)
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
During the first quarter of fiscal year 2025, we announced the realignment of our reporting structure, which resulted in the identification of two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”). The DS segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients. The GES segment provides large-scale environmental remediation, clean energy, platform engineering, sustainment and supply chain management across all seven continents for the U.S. government and allied nations. As a result of this change, prior year segment disclosures have been recast to reflect the current reportable segment structure.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report for the fiscal year ended September 27, 2024. The results of operations for the three and six months ended March 28, 2025 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

Note 2 — Recent Accounting Pronouncements

Accounting Standards Updates Issued but Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. This update requires disclosure of significant segment expenses and other segment items in annual and interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendment requires retrospective application to all prior periods presented in the financial statements, and early adoption is permitted. We are currently evaluating the impacts of the new standard on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and usefulness of income tax disclosures. This update requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impacts of the new standard on our financial statement disclosures.

Note 3 — Acquisition
On September 27, 2024, the Company completed its merger with CMS, a leading provider of mission-critical, technology-driven services in government and commercial markets, in a Reverse Morris Trust transaction. Immediately following the Transaction, the Company had approximately 243 million issued and outstanding shares of common stock, of which Jacobs and its shareholders (“CMS Shareholders”) owned 58.5% of the issued and outstanding shares of common stock, and Amentum Joint Venture LP, our previous parent company (“AJVLP” and “Amentum Equityholder”) owned 37.0%. Subsequently, Amentum Equityholder distributed its shares of our common stock to certain parties (collectively, “Sponsor Stockholder”). Further, 4.5% of the issued and outstanding shares of common stock was placed in escrow at the merger date, to be released and delivered in the future to CMS Shareholders or to Amentum Equityholder, depending on the achievement of certain fiscal year 2024 targets by the CMS Business (“Additional Merger Consideration”). In March 2025, the Company and Jacobs finalized the Additional Merger Consideration and released all 4.5% of the issued and outstanding shares of common stock out of escrow with 3.5% of the issued and outstanding shares released to CMS Shareholders and the remaining 1.0% of issued and outstanding shares to the Sponsor Stockholder.
Under the acquisition method of accounting, total consideration exchanged for the CMS transaction is shown below and increased $7 million from September 27, 2024:

(In millions, except per share amounts)
Shares of Amentum Holdings, Inc. common stock issued to CMS shareholders	142
Per share price of Amentum Holdings, Inc. common stock	25.67
Fair value of common stock issued to CMS shareholders (1)	3,654
Fair value of additional equity consideration issued to CMS shareholders (2)	218
Final working capital settlement (3)	70
Other consideration (4)	6
Fair value of consideration transferred	3,948
Fair value of previously held equity interest (5)	84
Total consideration	$4,032
(1)    Represents the fair value of equity consideration received by CMS Shareholders to provide 58.5% ownership in the Company.
(2)    Represents the Additional Equity Consideration which was finalized in March 2025. The balance reflects a decrease in equity consideration issued to CMS Shareholders following a resolution to release an additional 1.0% of the issued and outstanding shares of Amentum common stock back to Sponsor Stockholder. This balance is presented at fair value based on the acquisition-date share price and is included in the total purchase consideration in accordance with ASC 805.
(3)    Reflects a $70 million cash payment made based on the final net working capital position. This payment was made in the third quarter of fiscal year 2025 and is included in the total purchase consideration in accordance with ASC 805, as it represents an obligation attributable to pre-acquisition activities.
(4)    Represents other immaterial adjustments, including a) estimated equity consideration related to pre-combination share-based compensation awards, b) the settlement of CMS transaction costs paid by Amentum, and c) the removal of consideration related to the acquisition of non-controlling interests.

(5)    Prior to the Transaction, we held a non-controlling interest in a joint venture of 50% which was accounted for under the equity method of accounting, with the remaining 40% held by the CMS Business and 10% held by an unrelated third party. As a result of the Transaction, the Company gained a controlling financial interest in the joint venture and it became a consolidated joint venture of the Company. This joint venture acquisition was accounted for as a business combination achieved in stages. Our pre-existing equity method investment in the joint venture was remeasured at an acquisition date fair value of $170 million by using a discounted cash flow model based on estimated future revenues, margins and discount rates, among other variables and estimates. Additionally, as of the acquisition date, the Company had a payable to the joint venture with a fair value of $1 million that was settled in connection with the acquisition.
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

The purchase price was allocated, on a preliminary basis, to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess purchase consideration recorded as goodwill. The Company is still evaluating the determination of fair values allocated to various assets and liabilities, including, but not limited to, intangible assets, accounts receivable, other current assets, property and equipment, equity method investments and joint ventures, other long-term assets, income taxes, deferred taxes, accounts payables, other current liabilities, contract liabilities, other long-term liabilities, non-controlling interests and goodwill. The allocation of the purchase price is preliminary and subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, information pertaining to CMS’ legal proceedings, reserves, income taxes, contracts with customers, and pre-acquisition contingencies. Additionally, in connection and in accordance with the terms of the Transaction, prior to the spin-off and Transaction, CMS provided a cash payment to Jacobs of approximately $911 million, after adjustments based on the levels of cash, debt and working capital in the CMS Business. The Company expects to have sufficient information available to resolve these items within one year of the CMS acquisition date.
The preliminary allocation of the purchase price is as follows:

(Amounts in millions)	Preliminary Allocation of Purchase Price	Measurement Period Adjustments, Net	Preliminary Adjusted Allocation of Purchase Price
Cash and cash equivalents	$488	$—	$488
Accounts receivable	1,043	(21)	1,022
Prepaid expenses and other current assets	82	(5)	77
Property and equipment	72	(2)	70
Equity method investments	17	50	67
Goodwill	2,665	102	2,767
Intangible assets	1,860	(30)	1,830
Other long-term assets	107	16	123
Current portion of long-term debt	(8)	—	(8)
Accounts payable	(257)	—	(257)
Accrued compensation and benefits	(285)	—	(285)
Contract liabilities	(48)	3	(45)
Other current liabilities	(98)	(42)	(140)
Long-term debt, net of current portion	(1,122)	—	(1,122)
Deferred tax liabilities	(353)	27	(326)
Other long-term liabilities	(75)	(16)	(91)
Non-controlling interests	(63)	(75)	(138)
Total consideration	$4,025	$7	$4,032
The estimated fair value of acquired backlog of $275 million is amortized on an accelerated basis over approximately 1 year and the estimated fair value of customer relationship intangible assets of $1,555 million is amortized on an accelerated basis over approximately 14 years. The fair value attributed to these intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques, and thus represents a Level 3 fair value measurement. The income approach was primarily used to value the intangible assets, consisting primarily of acquired program and contract intangibles and backlog. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.

Note 4 — Revenues
Disaggregation of Revenues
The Company disaggregates revenues by customer, contract type, prime contractor versus subcontractor, geographic location and whether the solution provided is primarily Digital Solutions or Global Engineering Solutions. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of Defense and U.S. Intelligence Community	$738	$1,070	$1,808	$354	$1,030	$1,384
Other U.S. Government Agencies	405	585	990	95	398	493
Commercial and International	197	496	693	22	152	174
Total revenues	$1,340	$2,151	$3,491	$471	$1,580	$2,051

	Six Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of Defense and U.S. Intelligence Community	$1,460	$2,116	$3,576	$705	$1,982	$2,687
Other U.S. Government Agencies	821	1,185	2,006	182	771	953
Commercial and International	345	980	1,325	43	351	394
Total revenues	$2,626	$4,281	$6,907	$930	$3,104	$4,034

Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$861	$1,388	$2,249	$216	$1,052	$1,268
Fixed-price	331	476	807	161	388	549
Time-and-materials	148	287	435	94	140	234
Total revenues	$1,340	$2,151	$3,491	$471	$1,580	$2,051

	Six Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$1,646	$2,769	$4,415	$435	$2,087	$2,522
Fixed-price	690	948	1,638	316	742	1,058
Time-and-materials	290	564	854	179	275	454
Total revenues	$2,626	$4,281	$6,907	$930	$3,104	$4,034

Disaggregated revenues by prime contractor versus subcontractor were as follows:

	Three Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$1,215	$1,885	$3,100	$417	$1,410	$1,827
Subcontractor	125	266	391	54	170	224
Total revenues	$1,340	$2,151	$3,491	$471	$1,580	$2,051

	Six Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$2,379	$3,763	$6,142	$826	$2,761	$3,587
Subcontractor	247	518	765	104	343	447
Total revenues	$2,626	$4,281	$6,907	$930	$3,104	$4,034

Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	Three Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$1,285	$1,300	$2,585	$403	$1,120	$1,523
International	55	851	906	68	460	528
Total revenues	$1,340	$2,151	$3,491	$471	$1,580	$2,051

	Six Months Ended
	March 28, 2025			March 29, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$2,507	$2,563	$5,070	$787	$2,183	$2,970
International	119	1,718	1,837	143	921	1,064
Total revenues	$2,626	$4,281	$6,907	$930	$3,104	$4,034

Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Favorable earnings at completion adjustments	$48	$28	$68	$23
Unfavorable earnings at completion adjustments	(27)	(9)	(40)	(7)
Net favorable adjustments	$21	$19	$28	$16

Impact on diluted earnings per share attributable to common shareholders (1)	$0.07	$0.17	$0.09	$0.14
(1)    The impact on diluted loss per share attributable to common shareholders is calculated using our statutory rate.
Remaining Performance Obligations
As of March 28, 2025, we had a remaining performance obligations balance of $10.7 billion and expect to recognize approximately 72% and 87% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Note 5 — Contract Balances

The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	March 28, 2025	September 27, 2024
Billed and billable receivables	Accounts receivable, net	$1,556	$1,378
Contract assets	Accounts receivable, net	910	986
Related party receivables	Accounts receivable, net	43	37
Long-term contract assets	Other long-term assets	138	138
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(112)	(113)
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
During the three and six months ended March 28, 2025, we recognized revenues of $8 million and $73 million, respectively, compared with $6 million and $82 million of revenues during the three and six months ended March 29, 2024, respectively, that was included in Contract liabilities as of September 27, 2024 and September 29, 2023, respectively.

Note 6 — Sales of Receivables
In March 2024, we entered into a Master Accounts Receivable Purchase Agreement (“MARPA”) with MUFG Bank, Ltd., (the “Purchaser”) for the sale of certain designated eligible U.S. Government receivables. On December 30, 2024, the Company amended its MARPA with the Purchaser to increase the maximum amount of eligible receivables that can be sold, including certain billed and unbilled receivables, up to $400 million, an increase of $150 million. Under the MARPA, the Company can sell certain eligible receivables without recourse for any U.S. Government credit risk.
The Company's MARPA activity consisted of the following (in millions):

	As of and for the Six Months Ended
	March 28, 2025	March 29, 2024
Beginning balance:	$177	$—
Sales of receivables	1,955	50
Cash collections	(1,912)	—
Outstanding balance sold to Purchaser (1)	220	50
Cash collected, not remitted to Purchaser (2)	(44)	(14)
Remaining sold receivables	$176	$36
(1)    For the six months ended March 28, 2025 and March 29, 2024, the Company recorded a net cash inflow of $43 million and $50 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of March 28, 2025 and March 29, 2024. This balance is included in Other accrued liabilities as of the balance sheet date.

Note 7 — Goodwill and Intangible Assets
Goodwill
The table below presents changes in the carrying amount of goodwill by reportable segment for the periods presented:

(Amounts in millions)	DS	GES	Total
Balance as of September 27, 2024	$2,412	$3,144	$5,556
Measurement period adjustments (1)	4	98	102
Balance as of March 28, 2025	$2,416	$3,242	$5,658
(1)    Represents changes to goodwill resulting from measurement period adjustments recorded in fiscal year 2025 associated with the acquisition of CMS purchase price allocation.
During the first quarter of fiscal year 2025, we amended our organization structure. We performed an interim goodwill impairment test both before and after the business realignment and did not record an impairment charge as a result of the tests.
Intangible Assets
Intangible assets, net consisted of the following:

	March 28, 2025			September 27, 2024
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Backlog	$936	$(704)	$232	$931	$(552)	$379
Customer relationship intangible assets	2,746	(638)	2,108	2,781	(550)	2,231
Capitalized software	24	(11)	13	23	(10)	13
Total intangible assets, net	$3,706	$(1,353)	$2,353	$3,735	$(1,112)	$2,623

Amortization expense was $120 million and $240 million for the three and six months ended March 28, 2025, respectively, and $58 million and $114 million for the three and six months ended March 29, 2024, respectively.

Note 8 — Income Taxes
The Company's effective tax rate was 91.7% and 66.7% for the three and six months ended March 28, 2025, respectively, and (90.9)% and (72.3)% for the three and six months ended March 29, 2024, respectively.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three and six months ended March 28, 2025 and March 29, 2024 was an increase in the valuation allowance against the deferred tax asset related to disallowed interest expense of $17 million and $28 million, respectively, for the three and six months ended March 28, 2025, and $21 million and $44 million, respectively, for the three and six months ended March 29, 2024.

Note 9 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	March 28, 2025	September 27, 2024
Term Loan	$3,750	$3,750
Senior notes	1,000	1,000
Other	12	17
Total debt	4,762	4,767
Unamortized original issue discount and unamortized deferred financing costs	(83)	(88)
Total debt, net of original issue discount and deferred financing costs	4,679	4,679
Less current portion of long-term debt	(43)	(36)
Total long-term debt, net of current portion	$4,636	$4,643

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
As of March 28, 2025 and September 27, 2024, the available borrowing capacity under the Credit Facility was $775 million and $808 million, respectively, and included $75 million and $42 million, respectively, in issued letters of credit. As of March 28, 2025 and September 27, 2024, there were no amounts borrowed under the Revolver.
In August 2024, the Company completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”). Interest is payable on February 1 and August 1 of each year, which commenced on February 1, 2025.
The Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively.
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of March 28, 2025.
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
We account for joint ventures in accordance with ASC 810, Consolidation. The Company analyzes its joint ventures and classifies them as either:
•a Variable Interest Entity (“VIE”) that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or
•a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of March 28, 2025 and September 27, 2024:

	As of
(Amounts in millions)	March 28, 2025	September 27, 2024
Cash and cash equivalents	$143	$160
Current assets	325	322
Non-current assets	3	2
Total assets	$471	$484

Current liabilities	$169	$190
Non-current liabilities	1	1
Total liabilities	170	191

Total Amentum equity	231	228
Non-controlling interests	70	65
Total equity	301	293
Total liabilities and equity	$471	$484
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the three and six months ended March 28, 2025 and March 29, 2024:

	Three Months Ended		Six Months Ended
(Amounts in millions)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	$367	$67	$743	$136
Cost of revenues	(331)	(57)	(667)	(115)
Net income including non-controlling interests	36	10	75	20

The Company has an ownership share in more than 20 active joint ventures that are accounted for as equity method investments and the Company’s ownership percentages generally range from 10% to 51%. Related party receivables due from our equity method investments were $43 million and $37 million as of March 28, 2025 and September 27, 2024, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $45 million and $89 million for the three and six months ended March 28, 2025, respectively, and $17 million and $33 million for the three and six months ended March 29, 2024, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $193 million related to our equity method investments as of March 28, 2025.

Note 11 — Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for the three and six months ended March 28, 2025 and March 29, 2024 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at December 27, 2024	$—	$(15)	$55	$(17)	$23
Other comprehensive (loss) income before reclassification	(6)	11	—	2	7
Amounts reclassified from accumulated other comprehensive (loss) income	(1)	—	—	—	(1)
Balance at March 28, 2025	$(7)	$(4)	$55	$(15)	$29

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at December 29, 2023	$(4)	$1	$46	$(14)	$29
Other comprehensive (loss) income before reclassification	18	(2)	—	(3)	13
Amounts reclassified from accumulated other comprehensive (loss) income	(3)	—	(1)	1	(3)
Balance at March 29, 2024	$11	$(1)	$45	$(16)	$39

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 27, 2024	$(22)	$3	$55	$(13)	$23
Other comprehensive (loss) income before reclassification	19	(7)	—	(2)	10
Amounts reclassified from accumulated other comprehensive (loss) income	(4)	—	—	—	(4)
Balance at March 28, 2025	$(7)	$(4)	$55	$(15)	$29

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 29, 2023	$25	$(5)	$46	$(18)	$48
Other comprehensive (loss) income before reclassification	(9)	4	—	1	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	—	(1)	1	(5)
Balance at March 29, 2024	$11	$(1)	$45	$(16)	$39

Note 12 — Segment Information
In the first quarter of fiscal year 2025, we amended our organizational structure, which resulted in the identification of two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”).
The DS segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients.
The GES segment provides large-scale environmental remediation, clean energy, platform engineering, sustainment and supply chain management across all seven continents for the U.S. government and allied nations.

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
The Company’s segment revenues were as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
DS	$1,340	$471	$2,626	$930
GES	2,151	1,580	4,281	3,104
Total	$3,491	$2,051	$6,907	$4,034
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
The following table reconciles segment Adjusted EBITDA to net income (loss) attributable to common shareholders:

	Three months ended		Six months ended
(Amounts in millions)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Adjusted EBITDA by segment
DS	$107	$40	$207	$78
GES	161	116	323	232
Adjusted EBITDA attributable to Amentum Holdings, Inc.	268	156	530	310
Depreciation expense	(9)	(5)	(18)	(12)
Amortization of intangibles	(120)	(58)	(240)	(114)
Interest expense and other, net	(86)	(111)	(173)	(222)
Non-controlling interests	(2)	(1)	7	1
Acquisition, transaction and integration costs[1]	(21)	(4)	(30)	(11)
Utilization of fair market value adjustments[2]	(1)	2	1	3
Share-based compensation[3]	(5)	(1)	(8)	(2)
Income (loss) before income taxes	24	(22)	69	(47)
Provision for income taxes	(22)	(20)	(46)	(34)
Net income (loss) including non-controlling interests	2	(42)	23	(81)
Net income (loss) attributable to non-controlling interests	2	1	(7)	(1)
Net income (loss) attributable to common shareholders	$4	$(41)	$16	$(82)
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

Note 13 — Earnings (Loss) Per Share

For the three and six months ended March 29, 2024, the Company retrospectively adjusted the weighted average shares used in determining loss per share to reflect the conversion of the ownership interests of Amentum Parent Holdings LLC held by AJVLP that converted into 90,021,804 shares of the Company’s common stock at Transaction close. There were no anti-dilutive shares for the three and six months ended March 29, 2024.
Basic and diluted earnings (loss) per share are computed as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income (loss) attributable to common shareholders	$4	$(41)	$16	$(82)
Weighted-average number of basic shares outstanding during the period	243	90	243	90
Weighted-average number of diluted shares outstanding during the period	243	90	243	90
Basic earnings (loss) per share	$0.02	$(0.46)	$0.07	$(0.91)
Diluted earnings (loss) per share	$0.02	$(0.46)	$0.07	$(0.91)

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

Note 15 — Subsequent Event
Divestiture of Rapid Solutions

On April 23, 2025, we entered into a definitive agreement to sell our hardware and product business, Rapid Solutions, to Lockheed Martin for a purchase price of $360 million in cash, subject to regulatory approvals and customary closing conditions. The planned sale of the Rapid Solutions business is not classified as discontinued operations as it does not represent a strategic shift in our business.

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
We conduct our business activities and report financial results as two business segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”). DS provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients. GES provides large-scale environmental remediation, clean energy, platform engineering, sustainment and supply chain management across all 7 continents for the U.S. government and allied nations.
Budgetary and Regulatory Environment
In fiscal year 2024, we generated approximately 90% of our revenues from contracts with the U.S. federal government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. federal government. We carefully follow the U.S. federal budget, legislative and contracting trends and activities and evolve our strategies accordingly.
The U.S. federal government fiscal year (“GFY”) 2025 appropriations bill was passed in March 2025. The final bill provided a 1% increase for defense discretionary spending to $892 billion and a 1% increase in non-defense discretionary spending to $708 billion. The GFY 2026 “skinny” budget request was submitted to Congress on May 2, 2025, and if enacted, would maintain defense discretionary spending at $892 billion and reduce non-defense discretionary spending by approximately 21% to $557 billion. Additionally, the skinny budget request assumes an increase in defense spending based on the defense reconciliation legislation currently pending in Congress, which would result in total GFY 2026 defense spending of $1.01 trillion, an increase of 13% from the GFY 2025 enacted level.
Under the Trump administration, the Department of Government Efficiency (“DOGE”) was created to propose savings through improvements to technology and increases to productivity in the federal workforce; we continue to monitor the actions of the new administration which could result in a change to budgetary priorities or impact federal government procurement timing. Although a limited number of our contracts for the U.S. Government have been affected by DOGE and other changes in budgetary priorities by the new administration, the impact has not been material to date.
Decreases in, or delays in approving, the federal government’s budget, decreases in government spending on the types of programs that we support, delays in government contract awards, and pauses on government contracts on which we are currently performing could have an adverse impact on our business. For further information, please see Part I. Item 1A. Risk Factors in our Fiscal Year 2024 Form 10-K.
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
Additionally, the U.S. Government is in the process of, or has announced its intent to, increase current tariffs, impose additional tariffs, and expand tariffs on goods imported from various countries into the United States. The tariffs that have been enacted by the U.S. or other countries did not materially impact our business or financial results for the three months ended March 28, 2025. We are currently evaluating the potential future impacts of the announced tariffs on our business and financial condition.
For a discussion of risks related to tariffs and other trade policy issues, see Part II. Item 1A. Risk Factors in this Report and Part I. Item 1A. Risk Factors in our Fiscal Year 2024 Form 10-K.
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

Results of Operations for the Three Months Ended March 28, 2025 and March 29, 2024
The following table presents our results of operations for the periods presented:

	Three Months Ended
	March 28, 2025	March 29, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$3,491	$2,051	$1,440	70.2%
Cost of revenues	(3,124)	(1,851)	(1,273)	68.8
Selling, general, and administrative expenses	(145)	(72)	(73)	101.4
Amortization of intangibles	(120)	(58)	(62)	106.9
Equity earnings of non-consolidated subsidiaries	8	19	(11)	(57.9)
Operating income	110	89	21	23.6
Interest expense and other, net	(86)	(111)	25	(22.5)
Income (loss) before income taxes	24	(22)	46	(209.1)
Provision for income taxes	(22)	(20)	(2)	10.0
Net income (loss) including non-controlling interests	2	(42)	44	(104.8)
Less: net income attributable to non-controlling interests	2	1	1	100.0
Net income (loss) attributable to common shareholders	$4	$(41)	$45	(109.8)
Revenues — The increase in revenues was primarily attributable to revenues from the merger with CMS.

Cost of revenues — The increase in cost of revenues was primarily attributable to the increased revenues volume from the merger with CMS. As a percentage of revenues, cost of revenues was 89.5% for the three months ended March 28, 2025 compared to 90.2% for the three months ended March 29, 2024.
Selling, general, and administrative expenses (“SG&A”) — The increase in SG&A was primarily attributable to the merger with CMS. SG&A as a percentage of revenues increased to 4.2% for the three months ended March 28, 2025 from 3.5% for the three months ended March 29, 2024 primarily due to the merger with CMS and an increase in acquisition, transaction and integration costs.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which increased due to the merger with CMS.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments and increased due to non-consolidated subsidiaries obtained in the merger with CMS, partially offset by the utilization of fair market value adjustments assigned to certain equity method investments based on the remaining period of performance for the related contract.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the three months ended March 29, 2024 combined with a decrease in interest rates, partially offset by the interest incurred on our Senior Notes during the three months ended March 28, 2025.
Provision for income taxes — The effective tax rate for the three months ended March 28, 2025 was 91.7%, as compared to (90.9)% for the three months ended March 29, 2024. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income (loss) before income taxes in the respective period.
Net income (loss) attributable to non-controlling interests — Net income (loss) attributable to non-controlling interests includes the utilization of fair market value adjustments assigned to certain non-controlling interests based on the remaining period of performance for the related contract partially offset by the minority interests in our consolidated joint ventures that are not wholly-owned.

Results of Operations for the Six Months Ended March 28, 2025 and March 29, 2024
The following table presents our results of operations for the periods presented:

	Six Months Ended
	March 28, 2025	March 29, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$6,907	$4,034	$2,873	71.2%
Cost of revenues	(6,179)	(3,640)	(2,539)	69.8
Selling, general, and administrative expenses	(275)	(139)	(136)	97.8
Amortization of intangibles	(240)	(114)	(126)	110.5
Equity earnings of non-consolidated subsidiaries	29	34	(5)	(14.7)
Operating income	242	175	67	38.3
Interest expense and other, net	(173)	(222)	49	(22.1)
Income (loss) before income taxes	69	(47)	116	(246.8)
Provision for income taxes	(46)	(34)	(12)	35.3
Net income (loss) including non-controlling interests	23	(81)	104	(128.4)
Less: net loss attributable to non-controlling interests	(7)	(1)	(6)	600.0
Net income (loss) attributable to common shareholders	$16	$(82)	$98	(119.5)
Revenues — The increase in revenues was primarily attributable to revenues from the merger with CMS.
Cost of revenues — The increase in cost of revenues was primarily attributable to the increased revenues volume from the merger with CMS. As a percentage of revenues, cost of revenues was 89.5% for the six months ended March 28, 2025 compared to 90.2% for the six months ended March 29, 2024.
Selling, general, and administrative expenses (“SG&A”) — The increase in SG&A was primarily attributable to the merger with CMS. SG&A as a percentage of revenues increased to 4.0% for the six months ended March 28, 2025 from 3.4% for the six months ended March 29, 2024 primarily due to the merger with CMS and an increase in acquisition, transaction and integration costs.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which increased due to the merger with CMS.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments and increased due to non-consolidated subsidiaries obtained in the merger with CMS, partially offset by the utilization of fair market value adjustments assigned to certain equity method investments based on the remaining period of performance for the related contract.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the six months ended March 29, 2024 combined with a decrease in interest rates, partially offset by the interest incurred on our Senior Notes during the six months ended March 28, 2025.
Provision for income taxes — The effective tax rate for the six months ended March 28, 2025 was 66.7%, as compared to (72.3)% for the six months ended March 29, 2024. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income (loss) before income taxes in the respective period.
Net income (loss) attributable to non-controlling interests — Net income (loss) attributable to non-controlling interests include the minority interests in our consolidated joint ventures that are not wholly-owned partially offset by the utilization of fair market value adjustments assigned to certain non-controlling interests based on the remaining period of performance for the related contract.

Segment Results for the Three and Six Months Ended March 28, 2025 and March 29, 2024

The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and Adjusted EBITDA. The following tables present our performance measures by reportable segment:

Digital Solutions

	Three Months Ended				Six Months Ended
	March 28, 2025	March 29, 2024	Change		March 28, 2025	March 29, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$1,340	$471	$869	185%	$2,626	$930	$1,696	182%
Adjusted EBITDA	107	40	67	168%	207	78	129	165%
The increase in revenues for the three and six months ended March 28, 2025, as compared to the three and six months ended March 29, 2024, was primarily attributable to revenues from the merger with CMS and higher volume from new contract awards, partially offset by the expected ramp-down of other historical programs.
The increase in Adjusted EBITDA for the three and six months ended March 28, 2025, as compared to the three and six months ended March 29, 2024, was primarily attributable to the revenue growth factors described above.

Global Engineering Solutions

	Three Months Ended				Six Months Ended
	March 28, 2025	March 29, 2024	Change		March 28, 2025	March 29, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$2,151	$1,580	$571	36%	$4,281	$3,104	$1,177	38%
Adjusted EBITDA	161	116	45	39%	323	232	91	39%
The increase in revenues for the three and six months ended March 28, 2025, as compared to the three and six months ended March 29, 2024, was primarily attributable to revenues from the merger with CMS, the ramp up of new contract awards and growth on existing programs, partially offset by the expected ramp-down of other historical programs.

The increase in Adjusted EBITDA for the three and six months ended March 28, 2025, as compared to the three and six months ended March 29, 2024, was primarily attributable to the revenue growth factors described above.

Revenues by Contract Type
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Critical Accounting Policies” below. The following table summarizes revenues by contract type, as a percentage of revenues, for the periods presented:

	Three Months Ended		Six Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Cost-plus-fee	64%	62%	64%	63%
Fixed-price	23%	27%	24%	26%
Time-and-materials	13%	11%	12%	11%
Total revenues	100%	100%	100%	100%

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
As of March 28, 2025, the Company had total backlog of $44.8 billion, compared with $27.2 billion as of March 29, 2024, an increase of $17.6 billion primarily due to the merger with CMS. Funded backlog as of March 28, 2025 was $5.8 billion.
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.

Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the six months ended March 28, 2025, 64% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.

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
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of March 28, 2025.
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
On April 23, 2025, we entered into a definitive agreement to sell our hardware and product business, Rapid Solutions, to Lockheed Martin for a purchase price of $360 million in cash, subject to regulatory approvals and customary closing conditions. Certain proceeds from the planned sale of the Rapid Solutions business are expected to be used to accelerate our debt reduction objectives.
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

Cash Flow Information

	Six Months Ended
(Amounts in millions)	March 28, 2025	March 29, 2024
Net cash provided by (used in) operating activities	$167	$(78)
Net cash used in investing activities	(39)	(6)
Net cash used in financing activities	(28)	(28)
Effect of exchange rate changes on cash and cash equivalents	(6)	4
Net change in cash and cash equivalents	$94	$(108)
Net cash provided by operating activities increased by $245 million for the six months ended March 28, 2025 when compared to the six months ended March 29, 2024 as a result of a $235 million increase in cash earnings due to contributions from the merger with CMS and from $10 million in favorable changes in operating assets and liabilities driven by reduced interest payments.
Net cash used in investing activities increased by $33 million for the six months ended March 28, 2025 when compared to the six months ended March 29, 2024 as a result of increased contributions to equity method investments.
Net cash used in financing activities for the six months ended March 28, 2025 remained consistent when compared to the six months ended March 29, 2024 primarily as a result of distributions to non-controlling interests and the absence of quarterly principal amortization payments on our Term Loan, which commence in the third quarter of fiscal year 2025.

Divestiture of Rapid Solutions
On April 23, 2025, we entered into a definitive agreement to sell our hardware and product business, Rapid Solutions, to Lockheed Martin for a purchase price of $360 million in cash, subject to regulatory approvals and customary closing conditions. The planned sale of the Rapid Solutions business is not classified as discontinued operations as it does not represent a strategic shift in our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The remaining balance under the Term Loan, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.9 billion related to a portion of our variable rate debt. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended March 28, 2025 would have fluctuated by approximately $19 million.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item is set forth in Note 14 — Legal Proceedings and Commitments and Contingencies in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
Other than as described below, there have been no material changes to our Risk Factors disclosed in the Company’s Form 10-K for the year end September 27, 2024.
Our business could be adversely impacted by changes in the U.S. Government’s approach to tariffs and other trade policies. As a result of major U.S. Government trade policy changes announced by President Trump on April 2, 2025, there is currently significant uncertainty with respect to tariffs that may impact our supply chain. New or increased tariffs for imports into the United States, as well as new or increased tariffs or trade bans imposed by other countries, could have an adverse effect on both our U.S. and international operations due to increased costs of materials, disruptions or delays in deliveries, and greater difficulty in planning and operating our business. While our business in the U.S. primarily provides labor services to our customers, some of our U.S. work involves providing goods that may be subject to tariffs. Our non-U.S. work could also be impacted by greater costs for goods sourced from the U.S. due to increased tariffs imposed by other countries. Although we plan to continue to monitor trade policy developments closely and to mitigate the adverse impacts of any changes where possible, we may not be able to fully mitigate such impacts in all situations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.1	Form of Option Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan		8-K	January 30, 2025	10.1
31.1	Section 302 Certification of John E. Heller	X
31.2	Section 302 Certification Travis B. Johnson	X
32.1	Section 906 Certification John E. Heller	X
32.2	Section 906 Certification Travis B. Johnson	X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes a management contract, compensatory plan, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMENTUM HOLDINGS, INC.
Registrant

Date:	May 7, 2025	By:	/s/ Travis B. Johnson
Travis B. Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)