Form 10-Q
period 2025-06-27
Amentum Holdings, Inc.
filed 2025-08-06
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2025, there were 243,328,645 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

AMENTUM HOLDINGS, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except per share data)

	June 27, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$738	$452
Accounts receivable, net	2,475	2,401
Prepaid expenses and other current assets	214	231
Total current assets	3,427	3,084
Property and equipment, net	115	144
Equity method investments	198	123
Goodwill	5,616	5,556
Intangible assets, net	2,075	2,623
Other long-term assets	377	444
Total assets	$11,808	$11,974
LIABILITIES
Current liabilities:
Current portion of long-term debt	$43	$36
Accounts payable	821	764
Accrued compensation and benefits	692	696
Contract liabilities	147	113
Other current liabilities	469	356
Total current liabilities	2,172	1,965
Long-term debt, net of current portion	4,441	4,643
Deferred tax liabilities	249	370
Other long-term liabilities	357	444
Total liabilities	7,219	7,422
Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 243,322,468 shares issued and outstanding at June 27, 2025 and 243,302,173 shares issued and outstanding at September 27, 2024.	2	2
Additional paid-in capital	4,914	4,962
Retained deficit	(501)	(527)
Accumulated other comprehensive income	43	23
Total Amentum shareholders' equity	4,458	4,460
Non-controlling interests	131	92
Total shareholders' equity	4,589	4,552
Total liabilities and shareholders' equity	$11,808	$11,974
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues	$3,561	$2,142	$10,468	$6,176
Cost of revenues	(3,193)	(1,936)	(9,372)	(5,576)
Selling, general, and administrative expenses	(165)	(77)	(440)	(216)
Amortization of intangibles	(118)	(57)	(358)	(171)
Equity earnings of non-consolidated subsidiaries	18	17	47	51
Operating income	103	89	345	264
Interest expense and other, net	(88)	(108)	(261)	(330)
Loss on extinguishment of debt	(3)	(3)	(3)	(3)
Income (loss) before income taxes	12	(22)	81	(69)
Provision for income taxes	(13)	(2)	(59)	(36)
Net income (loss) including non-controlling interests	(1)	(24)	22	(105)
Less: net income (loss) attributable to non-controlling interests	11	(2)	4	(3)
Net income (loss) attributable to common shareholders	$10	$(26)	$26	$(108)

Earnings (loss) per share:
Basic	$0.04	$(0.29)	$0.11	$(1.20)
Diluted	$0.04	$(0.29)	$0.11	$(1.20)
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in millions)

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income (loss) including non-controlling interests	$(1)	$(24)	$22	$(105)
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps	—	3	15	(11)
Foreign currency translation adjustments	15	—	8	4
Pension adjustments	(1)	(1)	(1)	(2)
Other comprehensive income (loss)	14	2	22	(9)
Income tax (provision) benefit related to items of other comprehensive income (loss)	—	—	(2)	2
Other comprehensive income (loss), net of tax	14	2	20	(7)
Comprehensive income (loss)	13	(22)	42	(112)
Net income (loss) attributable to non-controlling interests	11	(2)	4	(3)
Comprehensive income (loss) attributable to common shareholders	$24	$(24)	$46	$(115)
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at March 28, 2025	243	$2	$4,907	$(511)	$29	$4,427	$152	$4,579
Net income (loss) including non-controlling interests	—	—	—	10	—	10	(11)	(1)
Other comprehensive income, net of tax	—	—	—	—	14	14	—	14
Measurement period adjustments	—	—	—	—	—	—	(9)	(9)
Distributions to non-controlling interests	—	—	—	—	—	—	1	1
Equity based compensation and other	—	—	7	—	—	7	(2)	5
Balance at June 27, 2025	243	$2	$4,914	$(501)	$43	$4,458	$131	$4,589

	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity

Balance at March 29, 2024	$776	$(527)	$39	$288	$36	$324
Net loss including non-controlling interests	—	(26)	—	(26)	2	(24)
Other comprehensive income, net of tax	—	—	2	2	—	2
Equity based compensation and other	1	—	—	1	—	1
Balance at June 28, 2024	$777	$(553)	$41	$265	$38	$303

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
Net income including non-controlling interests	—	—	—	26	—	26	(4)	22
Other comprehensive income, net of tax	—	—	—	—	20	20	—	20
Measurement period adjustments	—	—	(63)	—	—	(63)	66	3
Distributions to non-controlling interests	—	—	—	—	—	—	(21)	(21)
Equity based compensation and other	—	—	15	—	—	15	(2)	13
Balance at June 27, 2025	243	$2	$4,914	$(501)	$43	$4,458	$131	$4,589

	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity

Balance at September 29, 2023	$772	$(445)	$48	$375	$41	$416
Net (loss) income including non-controlling interests	—	(108)	—	(108)	3	(105)
Other comprehensive loss, net of tax	—	—	(7)	(7)	—	(7)
Distributions to non-controlling interests	—	—	—	—	(2)	(2)
Equity based compensation and other	5	—	—	5	(4)	1
Balance at June 28, 2024	$777	$(553)	$41	$265	$38	$303
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities
Net income (loss) including non-controlling interests	$22	$(105)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation	29	17
Amortization of intangibles	358	171
Amortization of deferred loan costs and original issue discount	8	16
Derivative instruments	8	34
Equity earnings of non-consolidated subsidiaries	(47)	(51)
Distributions from equity method investments	57	46
Deferred income taxes	(44)	(17)
Equity-based compensation	15	3
Other	3	6
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(154)	29
Prepaid expenses and other assets	75	69
Accounts payable, contract liabilities, and other current liabilities	(28)	(111)
Accrued employee compensation and benefits	(9)	57
Other long-term liabilities	(20)	(4)
Net cash provided by operating activities	273	160
Cash flows from investing activities
Acquisitions, net of cash acquired	(70)	—
Divestitures, net of cash conveyed	358	—
Payments for property and equipment	(18)	(7)
Contributions to equity method investments	(36)	—
Other	2	(1)
Net cash provided by (used in) investing activities	236	(8)
Cash flows from financing activities
Borrowings on revolving credit facilities	858	562
Payments on revolving credit facilities	(858)	(562)
Repayments of borrowings under the credit agreement	(200)	(175)
Repayments of borrowings under other agreements	(7)	(10)
Distributions to non-controlling interests	(21)	(2)
Other	(3)	(2)
Net cash used in financing activities	(231)	(189)
Effect of exchange rate changes on cash	8	3
Net change in cash and cash equivalents	286	(34)
Cash and cash equivalents, beginning of period	452	305
Cash and cash equivalents, end of period	$738	$271
Supplemental disclosure of cash flow information
Common stock issued for the Transaction	$(63)	$—
Income taxes paid, net of receipts	(67)	(45)
Interest paid	(194)	(275)
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report for the fiscal year ended September 27, 2024. The results of operations for the three and nine months ended June 27, 2025 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.

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

Note 3 — Acquisition and Divestiture
Acquisition of CMS
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
The preliminary allocation of the purchase price is as follows:

(Amounts in millions)	Preliminary Allocation of Purchase Price	Measurement Period Adjustments, Net	Preliminary Adjusted Allocation of Purchase Price
Cash and cash equivalents	$488	$—	$488
Accounts receivable	1,043	(52)	991
Prepaid expenses and other current assets	82	(5)	77
Property and equipment	72	(2)	70
Equity method investments	17	50	67
Goodwill	2,665	253	2,918
Intangible assets	1,860	(55)	1,805
Other long-term assets	107	5	112
Current portion of long-term debt	(8)	—	(8)
Accounts payable	(257)	—	(257)
Accrued compensation and benefits	(285)	—	(285)
Contract liabilities	(48)	(48)	(96)
Other current liabilities	(98)	(133)	(231)
Long-term debt, net of current portion	(1,122)	—	(1,122)
Deferred tax liabilities	(353)	79	(274)
Other long-term liabilities	(75)	(19)	(94)
Non-controlling interests	(63)	(66)	(129)
Total consideration	$4,025	$7	$4,032
The estimated fair value of acquired backlog of $275 million is amortized on an accelerated basis over approximately 1 year and the estimated fair value of customer relationship intangible assets of $1,530 million is amortized on an accelerated basis over approximately 14 years. The fair value attributed to these intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques, and thus represents a Level 3 fair value measurement. The income approach was primarily used to value the intangible assets, consisting primarily of acquired program and contract intangibles and backlog. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.
Divestiture of Rapid Solutions
On June 26, 2025, we completed the sale of a hardware and product business, Rapid Solutions, to Lockheed Martin Corporation for a purchase price of $360 million in cash. The sale of Rapid Solutions, which was part of the DS segment, was not classified as discontinued operations as it did not represent a strategic shift in our business.

Note 4 — Revenues
Disaggregation of Revenues
The Company disaggregates revenues by customer, contract type, prime contractor versus subcontractor, geographic location and whether the solution provided is primarily Digital Solutions or Global Engineering Solutions. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of Defense and U.S. Intelligence Community	$865	$1,052	$1,917	$378	$1,047	$1,425
Other U.S. Government Agencies	401	596	997	102	412	514
Commercial and International	155	492	647	21	182	203
Total revenues	$1,421	$2,140	$3,561	$501	$1,641	$2,142

	Nine Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of Defense and U.S. Intelligence Community	$2,325	$3,168	$5,493	$1,083	$3,029	$4,112
Other U.S. Government Agencies	1,222	1,781	3,003	284	1,183	1,467
Commercial and International	500	1,472	1,972	64	533	597
Total revenues	$4,047	$6,421	$10,468	$1,431	$4,745	$6,176

Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$952	$1,348	$2,300	$249	$1,032	$1,281
Fixed-price	336	481	817	160	444	604
Time-and-materials	133	311	444	92	165	257
Total revenues	$1,421	$2,140	$3,561	$501	$1,641	$2,142

	Nine Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$2,598	$4,117	$6,715	$684	$3,119	$3,803
Fixed-price	1,026	1,429	2,455	476	1,186	1,662
Time-and-materials	423	875	1,298	271	440	711
Total revenues	$4,047	$6,421	$10,468	$1,431	$4,745	$6,176

Disaggregated revenues by prime contractor versus subcontractor were as follows:

	Three Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$1,301	$1,896	$3,197	$449	$1,483	$1,932
Subcontractor	120	244	364	52	158	210
Total revenues	$1,421	$2,140	$3,561	$501	$1,641	$2,142

	Nine Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$3,680	$5,659	$9,339	$1,275	$4,244	$5,519
Subcontractor	367	762	1,129	156	501	657
Total revenues	$4,047	$6,421	$10,468	$1,431	$4,745	$6,176

Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	Three Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$1,360	$1,327	$2,687	$428	$1,109	$1,537
International	61	813	874	73	532	605
Total revenues	$1,421	$2,140	$3,561	$501	$1,641	$2,142

	Nine Months Ended
	June 27, 2025			June 28, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$3,867	$3,890	$7,757	$1,215	$3,292	$4,507
International	180	2,531	2,711	216	1,453	1,669
Total revenues	$4,047	$6,421	$10,468	$1,431	$4,745	$6,176

Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Favorable earnings at completion adjustments	$48	$19	$98	$13
Unfavorable earnings at completion adjustments	(35)	(15)	(58)	(9)
Net favorable adjustments	$13	$4	$40	$4

Impact on diluted earnings per share attributable to common shareholders (1)	$0.04	$0.03	$0.13	$0.03
(1)    The impact on diluted loss per share attributable to common shareholders is calculated using our statutory tax rate.
Remaining Performance Obligations
As of June 27, 2025, we had a remaining performance obligations balance of $9.5 billion and expect to recognize approximately 73% and 88% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.

Note 5 — Contract Balances
The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	June 27, 2025	September 27, 2024
Billed and billable receivables	Accounts receivable, net	$1,481	$1,378
Contract assets	Accounts receivable, net	915	986
Related party receivables	Accounts receivable, net	79	37
Long-term contract assets	Other long-term assets	138	138
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(147)	(113)
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
During the three and nine months ended June 27, 2025, we recognized revenues of $11 million and $84 million, respectively, compared with $5 million and $87 million of revenues during the three and nine months ended June 28, 2024, respectively, that was included in Contract liabilities as of September 27, 2024 and September 29, 2023, respectively.

Note 6 — Sales of Receivables
In March 2024, we entered into a Master Accounts Receivable Purchase Agreement (“MARPA”) with MUFG Bank, Ltd., (the “Purchaser”) for the sale of certain designated eligible U.S. Government receivables. In December 2024, the Company amended its MARPA with the Purchaser to increase the maximum amount of eligible receivables that can be sold up to a maximum amount of $400 million. Under the MARPA, the Company can sell certain eligible receivables without recourse for any U.S. Government credit risk.
The Company's MARPA activity consisted of the following (in millions):

	As of and for the Nine Months Ended
	June 27, 2025	June 28, 2024
Beginning balance:	$177	$—
Sales of receivables	2,886	727
Cash collections	(2,844)	(552)
Outstanding balance sold to Purchaser (1)	219	175
Cash collected, not remitted to Purchaser (2)	(40)	(27)
Remaining sold receivables	$179	$148
(1)    For the nine months ended June 27, 2025 and June 28, 2024, the Company recorded a net cash inflow of $42 million and $175 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of June 27, 2025 and June 28, 2024. This balance is included in Other accrued liabilities as of the balance sheet date.

Note 7 — Goodwill and Intangible Assets
Goodwill
The table below presents changes in the carrying amount of goodwill by reportable segment for the periods presented:

(Amounts in millions)	DS	GES	Total
Balance as of September 27, 2024	$2,412	$3,144	$5,556
Measurement period adjustments (1)	23	230	253
Divestitures	(193)	—	(193)
Balance as of June 27, 2025	$2,242	$3,374	$5,616
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
Intangible Assets
Intangible assets, net consisted of the following:

	June 27, 2025			September 27, 2024
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Backlog	$923	$(770)	$153	$931	$(552)	$379
Customer relationship intangible assets	2,587	(677)	1,910	2,781	(550)	2,231
Capitalized software	24	(12)	12	23	(10)	13
Total intangible assets, net	$3,534	$(1,459)	$2,075	$3,735	$(1,112)	$2,623

Amortization expense was $118 million and $358 million for the three and nine months ended June 27, 2025, respectively, and $57 million and $171 million for the three and nine months ended June 28, 2024, respectively.

Note 8 — Income Taxes
The Company's effective tax rate was 108.3% and 72.8% for the three and nine months ended June 27, 2025, respectively, and (9.1)% and (52.2)% for the three and nine months ended June 28, 2024, respectively.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three and nine months ended June 27, 2025 and June 28, 2024 was an increase in the valuation allowance against the deferred tax asset related to disallowed interest expense of $18 million and $46 million, respectively, for the three and nine months ended June 27, 2025, and $8 million and $52 million, respectively, for the three and nine months ended June 28, 2024.
On July 4, 2025, the One Big, Beautiful Bill Act (“OBBBA”) was passed. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain tax treatments for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing the impact on our consolidated financial statements.

Note 9 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	June 27, 2025	September 27, 2024
Term Loan	$3,550	$3,750
Senior notes	1,000	1,000
Other	10	17
Total debt	4,560	4,767
Unamortized original issue discount and unamortized deferred financing costs	(76)	(88)
Total debt, net of original issue discount and deferred financing costs	4,484	4,679
Less current portion of long-term debt	(43)	(36)
Total long-term debt, net of current portion	$4,441	$4,643

As amended, the Company’s senior secured credit facility (the “Credit Facility”) consists of a seven year, $3,750 million term facility (“Term Loan”) and a five year, $850 million revolving facility (“Revolver”), including a $200 million letter of credit subfacility and a $100 million swingline subfacility.
The interest rates applicable to the Term Loan are floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate plus an applicable margin based upon net leverage ratio. The Term Loan matures on September 27, 2031 and requires quarterly principal amortization payments of $9 million, which commenced on March 31, 2025, with the remainder of the principal thereunder being due at maturity. The Revolver matures on September 27, 2029.
In the third quarter of fiscal years 2024 and 2025, we made additional principal payments on our outstanding debt. On May 31, 2024, we made a $150 million voluntary principal payment on the previous Second Lien Tranche 1 Term Facility and on June 27, 2025, we made an approximate $191 million voluntary principal payment on the Term Loan. Additionally, on July 31, 2025, we made a $250 million voluntary principal payment on the Term Loan. On September 27, 2024, in connection with the consummation of the Transaction, we repaid all outstanding borrowings under the prior first lien term facilities and the second lien term facilities and entered into the Credit Facility.
As of June 27, 2025 and September 27, 2024, the available borrowing capacity under the Credit Facility was $769 million and $808 million, respectively, and included $81 million and $42 million, respectively, in issued letters of credit. As of June 27, 2025 and September 27, 2024, there were no amounts borrowed under the Revolver.
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
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of June 27, 2025.
Cash Flow Hedges
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objective is to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company entered into several interest rate swaps with an aggregate notional value of $1.8 billion that were designated as cash flow hedges, in which the Company will pay at the fixed rate and receive payment at a floating rate indexed to the three-month term SOFR through maturity. The swaps mature at various dates through January 31, 2027. The change in fair value of the interest rate swaps is presented within accumulated other comprehensive income on our consolidated balance sheet and subsequently reclassified into interest expense and other, net on our consolidated statements of income and comprehensive loss in the period when the hedged transaction affects earnings.

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
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of June 27, 2025 and September 27, 2024:

	As of
(Amounts in millions)	June 27, 2025	September 27, 2024
Cash and cash equivalents	$143	$160
Current assets	320	322
Non-current assets	—	2
Total assets	$463	$484

Current liabilities	$145	$190
Non-current liabilities	—	1
Total liabilities	145	191

Total Amentum equity	246	228
Non-controlling interests	72	65
Total equity	318	293
Total liabilities and equity	$463	$484
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the three and nine months ended June 27, 2025 and June 28, 2024:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Revenues	$408	$61	$1,151	$197
Cost of revenues	(385)	(53)	(1,052)	(168)
Net income including non-controlling interests	22	8	97	28

The Company has an ownership share in more than 20 active joint ventures that are accounted for as equity method investments and the Company’s ownership percentages generally range from 25% to 50%. Related party receivables due from our equity method investments were $79 million and $37 million as of June 27, 2025 and September 27, 2024, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $110 million and $199 million for the three and nine months ended June 27, 2025, respectively, and $17 million and $50 million for the three and nine months ended June 28, 2024, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $198 million related to our equity method investments as of June 27, 2025.

Note 11 — Accumulated Other Comprehensive Income (Loss)

The accumulated balances and reporting period activities for the three and nine months ended June 27, 2025 and June 28, 2024 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at March 28, 2025	$(7)	$(4)	$55	$(15)	$29
Other comprehensive income (loss) before reclassification	1	15	(1)	—	15
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	—	(1)
Balance at June 27, 2025	$(7)	$11	$54	$(15)	$43

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at March 29, 2024	$11	$(1)	$45	$(16)	$39
Other comprehensive income (loss) before reclassification	9	—	—	(1)	8
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	(1)	1	(6)
Balance at June 28, 2024	$14	$(1)	$44	$(16)	$41

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 27, 2024	$(22)	$3	$55	$(13)	$23
Other comprehensive income (loss) before reclassification	20	8	(1)	(2)	25
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	—	—	—	(5)
Balance at June 27, 2025	$(7)	$11	$54	$(15)	$43

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 29, 2023	$25	$(5)	$46	$(18)	$48
Other comprehensive income before reclassification	—	4	—	—	4
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	—	(2)	2	(11)
Balance at June 28, 2024	$14	$(1)	$44	$(16)	$41

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
The Company’s segment revenues were as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
DS	$1,421	$501	$4,047	$1,431
GES	2,140	1,641	6,421	4,745
Total	$3,561	$2,142	$10,468	$6,176
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
The following table reconciles segment Adjusted EBITDA to net income (loss) attributable to common shareholders:

	Three months ended		Nine months ended
(Amounts in millions)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Adjusted EBITDA by segment
DS	$114	$40	$321	$118
GES	160	118	483	350
Adjusted EBITDA attributable to Amentum Holdings, Inc.	274	158	804	468
Depreciation expense	(11)	(5)	(29)	(17)
Amortization of intangibles	(118)	(57)	(358)	(171)
Interest expense and other, net	(88)	(108)	(261)	(330)
Loss on extinguishment of debt	(3)	(3)	(3)	(3)
Non-controlling interests	(11)	2	(4)	3
Acquisition, transaction and integration costs (1)	(32)	(9)	(62)	(20)
Utilization of fair market value adjustments (2)	8	1	9	4
Share-based compensation (3)	(7)	(1)	(15)	(3)
Income (loss) before income taxes	12	(22)	81	(69)
Provision for income taxes	(13)	(2)	(59)	(36)
Net income (loss) including non-controlling interests	(1)	(24)	22	(105)
Net income (loss) attributable to non-controlling interests	11	(2)	4	(3)
Net income (loss) attributable to common shareholders	$10	$(26)	$26	$(108)

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

Note 13 — Earnings (Loss) Per Share
For the three and nine months ended June 28, 2024, the Company retrospectively adjusted the weighted average shares used in determining loss per share to reflect the conversion of the ownership interests of Amentum Parent Holdings LLC held by AJVLP that converted into 90,021,804 shares of the Company’s common stock at Transaction close. There were no anti-dilutive shares for the three and nine months ended June 28, 2024.
Basic and diluted earnings (loss) per share are computed as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income (loss) attributable to common shareholders	$10	$(26)	$26	$(108)
Weighted-average number of basic shares outstanding during the period	243	90	243	90
Weighted-average number of diluted shares outstanding during the period	243	90	243	90
Basic earnings (loss) per share	$0.04	$(0.29)	$0.11	$(1.20)
Diluted earnings (loss) per share	$0.04	$(0.29)	$0.11	$(1.20)

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
The U.S. federal government fiscal year (“GFY”) 2025 appropriations bill was passed in March 2025. The bill provided a 1% increase for defense discretionary spending to $892 billion and a 1% increase in non-defense discretionary spending to $708 billion. The President’s GFY 2026 budget request was submitted to Congress on May 2, 2025, and if enacted, would maintain defense discretionary spending at $892 billion and reduce non-defense discretionary spending by approximately 21% to $557 billion. Additionally, the budget request assumes an increase in defense spending based on the defense reconciliation legislation, which would result in total GFY 2026 defense spending of $1.01 trillion, an increase of 13% from the GFY 2025 enacted level.
On July 4, 2025, the One Big, Beautiful Bill Act was passed which made certain tax cuts permanent, reduced healthcare spending and increased spending related to border security, defense and energy production. The bill included $150 billion in additional defense spending and $133 billion in supplemental spending for border security to be spent over the next two years and also added $10 billion in new spending for NASA’s human spaceflight programs and infrastructure modernization.
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
Additionally, the U.S. Government is in the process of, or has announced its intent to, increase current tariffs, impose additional tariffs, and expand tariffs on goods imported from various countries into the United States. The tariffs that have been enacted by the U.S. or other countries did not materially impact our business or financial results for the three months ended June 27, 2025. We are currently evaluating the potential future impacts of the announced tariffs on our business and financial condition.
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

Results of Operations for the Three Months Ended June 27, 2025 and June 28, 2024
The following table presents our results of operations for the periods presented:

	Three Months Ended
	June 27, 2025	June 28, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$3,561	$2,142	$1,419	66.2%
Cost of revenues	(3,193)	(1,936)	(1,257)	64.9
Selling, general, and administrative expenses	(165)	(77)	(88)	114.3
Amortization of intangibles	(118)	(57)	(61)	107.0
Equity earnings of non-consolidated subsidiaries	18	17	1	5.9
Operating income	103	89	14	15.7
Interest expense and other, net	(88)	(108)	20	(18.5)
Loss on extinguishment of debt	(3)	(3)	—	—
Income (loss) before income taxes	12	(22)	34	(154.5)
Provision for income taxes	(13)	(2)	(11)	550.0
Net income (loss) including non-controlling interests	(1)	(24)	23	(95.8)
Less: net income attributable to non-controlling interests	11	(2)	13	(650.0)
Net income (loss) attributable to common shareholders	$10	$(26)	$36	(138.5)
Revenues — The increase in revenues was primarily attributable to revenues from the merger with CMS.
Cost of revenues — The increase in cost of revenues was primarily attributable to the increased revenues volume from the merger with CMS. As a percentage of revenues, cost of revenues was 89.7% for the three months ended June 27, 2025 compared to 90.4% for the three months ended June 28, 2024.
Selling, general, and administrative expenses (“SG&A”) — The increase in SG&A was primarily attributable to the merger with CMS. SG&A as a percentage of revenues increased to 4.6% for the three months ended June 27, 2025 from 3.6% for the three months ended June 28, 2024 primarily due to the merger with CMS and an increase in acquisition, transaction and integration costs.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which increased due to the merger with CMS.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments and was consistent with the three months ended June 28, 2024.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the three months ended June 28, 2024 combined with a decrease in interest rates, partially offset by the interest incurred on our Senior Notes during the three months ended June 27, 2025.
Loss on extinguishment of debt — The loss on extinguishment of debt for the three months ended June 27, 2025 and June 28, 2024 was due to a $191 million voluntary principal payment on the Term Loan and a $150 million voluntary principal payment on the previous Second Lien Tranche 1 Term Facility, respectively.
Provision for income taxes — The effective tax rate for the three months ended June 27, 2025 was 108.3%, as compared to (9.1)% for the three months ended June 28, 2024. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income (loss) before income taxes in the respective period.
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

Results of Operations for the Nine Months Ended June 27, 2025 and June 28, 2024
The following table presents our results of operations for the periods presented:

	Nine Months Ended
	June 27, 2025	June 28, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$10,468	$6,176	$4,292	69.5%
Cost of revenues	(9,372)	(5,576)	(3,796)	68.1
Selling, general, and administrative expenses	(440)	(216)	(224)	103.7
Amortization of intangibles	(358)	(171)	(187)	109.4
Equity earnings of non-consolidated subsidiaries	47	51	(4)	(7.8)
Operating income	345	264	81	30.7
Interest expense and other, net	(261)	(330)	69	(20.9)
Loss on extinguishment of debt	(3)	(3)	—	—
Income (loss) before income taxes	81	(69)	150	(217.4)
Provision for income taxes	(59)	(36)	(23)	63.9
Net income (loss) including non-controlling interests	22	(105)	127	(121.0)
Less: net loss attributable to non-controlling interests	4	(3)	7	(233.3)
Net income (loss) attributable to common shareholders	$26	$(108)	$134	(124.1)
Revenues — The increase in revenues was primarily attributable to revenues from the merger with CMS.
Cost of revenues — The increase in cost of revenues was primarily attributable to the increased revenues volume from the merger with CMS. As a percentage of revenues, cost of revenues was 89.5% for the nine months ended June 27, 2025 compared to 90.3% for the nine months ended June 28, 2024.
Selling, general, and administrative expenses (“SG&A”) — The increase in SG&A was primarily attributable to the merger with CMS. SG&A as a percentage of revenues increased to 4.2% for the nine months ended June 27, 2025 from 3.5% for the nine months ended June 28, 2024 primarily due to the merger with CMS and an increase in acquisition, transaction and integration costs.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which increased due to the merger with CMS.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments partially offset by the utilization of fair market value adjustments assigned to certain equity method investments based on the remaining period of performance for the related contract and was consistent with the nine months ended June 28, 2024.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the nine months ended June 28, 2024 combined with a decrease in interest rates, partially offset by the interest incurred on our Senior Notes during the nine months ended June 27, 2025.
Loss on extinguishment of debt — The loss on extinguishment of debt for the nine months ended June 27, 2025 and June 28, 2024 was due to a $191 million voluntary principal payment on the Term Loan and a $150 million voluntary principal payment on the previous Second Lien Tranche 1 Term Facility, respectively.
Provision for income taxes — The effective tax rate for the nine months ended June 27, 2025 was 72.8%, as compared to (52.2)% for the nine months ended June 28, 2024. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income (loss) before income taxes in the respective period.
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

Segment Results for the Three and Nine Months Ended June 27, 2025 and June 28, 2024

The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and Adjusted EBITDA. The following tables present our performance measures by reportable segment:

Digital Solutions

	Three Months Ended				Nine Months Ended
	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$1,421	$501	$920	184%	$4,047	$1,431	$2,616	183%
Adjusted EBITDA	114	40	74	185%	321	118	203	172%
The increase in revenues for the three and nine months ended June 27, 2025, as compared to the three and nine months ended June 28, 2024, was primarily attributable to revenues from the merger with CMS, higher volume from new contract awards and growth on existing programs, partially offset by the expected ramp-down of historical programs.
The increase in Adjusted EBITDA for the three and nine months ended June 27, 2025, as compared to the three and nine months ended June 28, 2024, was primarily attributable to the revenue growth factors described above.

Global Engineering Solutions

	Three Months Ended				Nine Months Ended
	June 27, 2025	June 28, 2024	Change		June 27, 2025	June 28, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$2,140	$1,641	$499	30%	$6,421	$4,745	$1,676	35%
Adjusted EBITDA	160	118	42	36%	483	350	133	38%
The increase in revenues for the three and nine months ended June 27, 2025, as compared to the three and nine months ended June 28, 2024, was primarily attributable to revenues from the merger with CMS, the ramp up of new contract awards and growth on existing programs, partially offset by the expected ramp-down of historical programs.
The increase in Adjusted EBITDA for the three and nine months ended June 27, 2025, as compared to the three and nine months ended June 28, 2024, was primarily attributable to the revenue growth factors described above and improved operational performance.

Revenues by Contract Type
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Critical Accounting Policies” below. The following table summarizes revenues by contract type, as a percentage of revenues, for the periods presented:

	Three Months Ended		Nine Months Ended
	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Cost-plus-fee	65%	60%	64%	62%
Fixed-price	23%	28%	24%	27%
Time-and-materials	12%	12%	12%	11%
Total revenues	100%	100%	100%	100%

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
As of June 27, 2025, the Company had total backlog of $44.6 billion, compared with $26.9 billion as of June 28, 2024, an increase of $17.7 billion primarily due to the merger with CMS. Funded backlog as of June 27, 2025 was $5.6 billion.
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.

Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the nine months ended June 27, 2025, 64% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.

Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (“MARPA”) and available borrowing capacity under the revolving credit facility provided for in the senior secured credit facility (the “Credit Facility”).
The Credit Facility consists of a seven year, $3,750 million term facility (“Term Loan”) and a five year, $850 million revolving facility (“Revolver”), including a $200 million letter of credit subfacility and a $100 million swingline subfacility. The Revolver and the Term Loan mature on September 27, 2029 and September 27, 2031, respectively. The Term Loan requires quarterly principal amortization payments of $9 million, which commenced on March 31, 2025, with the remainder of the principal thereunder being due at maturity. In August 2024, the Company also completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”).
The Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively.
The interest rates applicable to the Term Loan are floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate plus an applicable margin based upon our net leverage ratio.
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of June 27, 2025.
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
On June 26, 2025, we completed the sale of a hardware and product business, Rapid Solutions, to Lockheed Martin Corporation for a purchase price of $360 million in cash.
As part of our debt reduction initiatives, we made voluntary principal payments on the Term Loan of approximately $191 million and $250 million on June 27, 2025 and July 31, 2025, respectively. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility, Senior Notes and any other indebtedness we may incur will depend on our future financial performance which could be affected by factors outside of our control, including, but not limited to, worldwide economic and financial market conditions.
See “Note 6 — Sales of Receivables” and “Note 9 — Debt” of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Cash Flow Information

	Nine Months Ended
(Amounts in millions)	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$273	$160
Net cash provided by (used in) investing activities	236	(8)
Net cash used in financing activities	(231)	(189)
Effect of exchange rate changes on cash and cash equivalents	8	3
Net change in cash and cash equivalents	$286	$(34)
Net cash provided by operating activities increased by $113 million for the nine months ended June 27, 2025 when compared to the nine months ended June 28, 2024 as a result of a $289 million increase in cash earnings due to contributions from the merger with CMS and offset by $176 million in changes in operating assets and liabilities.
Net cash provided by investing activities increased by $244 million for the nine months ended June 27, 2025 when compared to the nine months ended June 28, 2024 primarily due to the sale of the Rapid Solutions business partially offset by the cash payment made as part of the Transaction based on the final net working capital position.
Net cash used in financing activities increased by $42 million for the nine months ended June 27, 2025 when compared to the nine months ended June 28, 2024 primarily due to increased principal payments on our Term Loan and distributions to non-controlling interests.

Divestiture
On June 26, 2025, we completed the sale of a hardware and product business, Rapid Solutions, to Lockheed Martin Corporation for a purchase price of $360 million in cash. The sale of Rapid Solutions, which was part of the DS segment, was not classified as discontinued operations as it did not represent a strategic shift in our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The remaining balance under the Term Loan, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.8 billion related to a portion of our variable rate debt. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended June 27, 2025 would have fluctuated by approximately $28 million.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Uncertainty over global tariffs, or the financial impact of tariffs, may negatively impact our results.
Our business could be adversely impacted by changes in the U.S. Government’s approach to tariffs and other trade policies. As a result of major U.S. Government trade policy changes announced by President Trump, there is currently significant uncertainty with respect to tariffs that may impact our supply chain. New or increased tariffs for imports into the United States, as well as new or increased tariffs or trade bans imposed by other countries, could have an adverse effect on both our U.S. and international operations due to increased costs of materials, disruptions or delays in deliveries, and greater difficulty in planning and operating our business. While our business in the U.S. primarily provides labor services to our customers, some of our U.S. work involves providing goods that may be subject to tariffs. Our non-U.S. work could also be impacted by greater costs for goods sourced from the U.S. due to increased tariffs imposed by other countries. To date, the Company has not experienced a material negative impact from the recent changes in tariff policies. Although we plan to continue to monitor trade policy developments closely and to mitigate the adverse impacts of any changes where possible, we may not be able to fully mitigate such impacts in all situations.

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

AMENTUM HOLDINGS, INC.
Registrant

Date:	August 6, 2025	By:	/s/ Travis B. Johnson
Travis B. Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)