Form 10-K
period 2025-10-03
Amentum Holdings, Inc.
filed 2025-11-25
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2025
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
Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑. No  ☐.
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No  ☑.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑.  No  ☐.
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑.
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
The aggregate market value of common shares held by non-affiliates of the Registrant on March 28, 2025 was $4,396,836,997, based upon the closing price of the Registrant’s common shares as quoted on the New York Stock Exchange composite tape on such date.
As of November 14, 2025, there were 243,597,992 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement to be filed with the Securities Exchange Commission (SEC) pursuant to Regulation 14A for the 2026 Annual Meeting of Stockholders.
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

AMENTUM HOLDINGS, INC.

FORM 10-K

PART I

Item 1. Business
Business Overview
Amentum Holdings, Inc. (herein referred to as “we”, “our”, “us”, “the Company” and “Amentum”), a Delaware corporation, is a global advanced engineering and technology solutions provider to a broad base of U.S. and allied government agencies, and customers in international and commercial markets.
On September 27, 2024, Amentum was formed through the completion of a merger between the legacy Amentum business and a spin-off of the Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (the “Transaction”). The Transaction brought together two premier government services companies with complementary capabilities and a deep understanding of our customers’ missions and priorities developed over more than 100 years as trusted engineering and technical experts. We operate our business activities and report financial results as two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”).
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
Our workforce of approximately 50,000 continues to be rooted in a strong purpose-driven culture. Our mission-oriented and highly skilled personnel enable us to serve a diverse range of requirements for our customers. In the U.S., these customers include the Department of Energy (“DOE”), the Intelligence Community consisting of the National Intelligence Program (“NIP”) and the Military Intelligence Program (“MIP”), the Department of War (“DOW”), the National Aeronautics and Space Administration (“NASA”), and the Department of Homeland Security (“DHS”) as well as other government and certain commercial customers. We are also well-positioned internationally with employees in over 70 countries, supporting international customers and contracts in regions with growing mission demand, such as Europe and the Indo-Pacific, and with key allied government agencies, including the U.K. Ministry of Defence (“U.K. MOD”), the U.K. Nuclear Decommissioning Authority (“NDA”) and the Australian Department of Defence (“Australian DOD”). We support these customers by providing solutions to pressing challenges, from energy transformation and environmental solutions to cybersecurity and digital modernization.
Our solutions—backed by a robust network of engineers, cleared employees and technical subject matter experts—continue to be critical to our customers’ priorities. These priorities include addressing global environmental challenges and supporting sustainable energy transformation, creating digital decision advantages, advancing Research, Development, Test, and Evaluation (“RDT&E”) initiatives, and enhancing space superiority. Examples of our solutions addressing these priorities include design and development of new nuclear technologies for U.S. and international customers, threat recognition and analytics for the Intelligence Community, engineering advanced systems for the DOW, research and development solutions for the DHS, and science, engineering, and technology development for NASA. Across our customer set, our solutions span all aspects of the government lifecycle, including development, integration, and operations.
We have a compelling industry platform of scale with excellent revenue visibility supported by $47.1 billion of backlog as of October 3, 2025 and attractive growth opportunities. Our scale is an asset that positions us as a turn-key solutions provider capable of pursuing our customers’ largest and most complex contracts. The ability to pursue these contracts, while maintaining a large base of revenue in backlog, is supported by our agile business development engine. We believe our scale, efficiency and diversity enables Amentum to generate substantial free cash flow while driving growth.
History
On January 31, 2020, Amentum Joint Venture LP (“Amentum Equityholder”) purchased the Management Services business of AECOM and formed Amentum Parent Holdings LLC (“Legacy Amentum”) as the parent holding company of the acquired business. Through strategic acquisitions and refined business models, Legacy Amentum expanded its expertise to deliver a comprehensive suite of solutions. These included cutting-edge capabilities in intelligence analytics, counter-terrorism, supply chain management, aviation, business process optimization, and defense readiness.
On September 27, 2024, Amentum became a public company through the consummation of the spin-off of the Jacobs Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (together referred to as “CMS”) and merger with Legacy Amentum in a tax-efficient Reverse Morris Trust transaction. Prior to the spin-off, CMS reorganized under a newly formed company named Amazon Holdco Inc. (“CMS”) and distributed a $911 million cash dividend payment to Jacobs, who then distributed, prior to the merger, approximately 80.95% of the outstanding shares of CMS common stock to Jacobs’ shareholders on a pro rata basis. In connection with the completion of the merger, CMS was renamed Amentum Holdings, Inc. On September 30, 2024, Amentum began trading on the New York Stock Exchange under the ticker symbol “AMTM.”
Amentum’s heritage stretches back to companies founded at the dawn of the twentieth century including EG&G, Morrison-Knudsen, Westinghouse Government Services, URS, Lear Siegler Services, DynCorp International LLC (“DynCorp”), Pacific Architects and Engineers (“PAE”) and CMS. This legacy encompasses many notable achievements, including the design and development of the Hoover Dam, demilitarization of the United States’ chemical weapons stockpile, and environmental management support following the Manhattan Project during World War II.
Additionally, our predecessor companies served vital roles in innovative projects including the design, development, operations, and maintenance of first-of-their kind aerodynamic test facilities for the United States Air Force (“USAF”), supporting the development of NASA test facilities needed for the Apollo Program, designing the launch complex for the Space Shuttle, and supporting the next generation of human space exploration as a prime contractor for NASA’s Artemis mission. We have also supported the clean energy transformation, playing a key role in the development of each of the existing nuclear power stations in the U.K. and in the remediation of complex nuclear sites across the U.S. and U.K.
The composition of our business today reflects the evolving needs of the U.S. and allied governments for a contractor that can provide comprehensive solutions to address their most significant and complex challenges.
Our Competitive Advantage
Our broad-based contract positions across a diverse range of customers and missions allow Amentum to position the portfolio in areas of government funding tailwinds while mitigating risk during periods of transition. This stable and diversified base, when combined with our scale, serves as a strong foundation for continued growth. Our global reach is extensive with an employee presence in over 70 countries and 25% of employees positioned internationally. Our international customers benefit from our expansive technical capabilities, proven expertise and longstanding customer relationships. Each of these advantages help Amentum to win and execute our customers’ largest and most complex missions.
Our expertise is broadly applicable to many of the government’s highest priority areas including command, control, communications, computer, combat systems, intelligence, surveillance and reconnaissance (collectively, “C5ISR”), RDT&E, energy, space, and digital modernization. Solutions in these areas include our environmental remediation and engineering capabilities supporting the DOE and the U.K. NDA, which are further expanding in support of customers pursuing emerging, new nuclear energy technologies; our digital modernization and cyber capabilities, which can be customized to current customers under existing programs; our expertise in space operations, developed via our longstanding trusted relationship with NASA, which will help foster the development of next-generation civil and commercial space programs; and our knowledge of emerging 5G technologies, which are primarily deployed for commercial customers today and may enhance our ability to improve government telecommunications systems.
Amentum serves as a prime contractor across a diverse array of customers, capabilities and missions, especially as our customers increasingly migrate to a solutions-oriented procurement model. We believe our customers prefer the engineering and technological expertise of our highly skilled workforce that underpins these solutions. We take pride in our people and our culture—we foster an entrepreneurial approach to innovation and respond with agility to deliver exceptional performance.
We will continue to drive success with our highly competent workforce. Our commitment to our people is reflected in our tagline “Advancing the Future Together”, which will guide our operations for decades to come.
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
Enhanced Leadership in Core Markets
The U.S. federal government represents one of the world’s largest customers of specialized engineering and technology solutions. Approximately 81% of the Company’s revenues were derived through direct contracts with agencies of the U.S. Government for the year ended October 3, 2025.
Our global markets represent a substantial opportunity, marked by longstanding leadership in the U.K. energy and defense markets and the Australian defense market. We possess unique experience that includes the management of the U.K.’s principal facility for low-level waste disposal and the development of solutions across environmental remediation projects. The trilateral security partnership that enables the U.S. and U.K. to assist Australia in acquiring nuclear-powered submarines (“AUKUS”) also represents a sizeable area of growth. We have extensive experience with AUKUS, including: specialized research and development (“R&D”) activities with the DOW’s Underwater Launch Test Facility; research and technical services with the U.K.’s naval nuclear propulsion program; and positioning as one of four strategic partners for the Australian DOD Capability Acquisition and Sustainment Group supporting the government with all of the platforms and systems required to support their national defense. We have enduring, trusted relationships with the United Kingdom and Australia, spanning many decades in the U.K. and nearly 30 years in Australia.
We believe our core technical expertise and technology solutions will also enable us to continue serving commercial customers in the areas of commercial space, cybersecurity, nuclear power and telecommunications.
Shift Toward Modernization
Due to our scale and capabilities across key government modernization priorities, we believe that Amentum has an advantage in creating digital decision advantages, advancing RDT&E initiatives, delivering space superiority, addressing global environmental challenges, and supporting nuclear power expansion globally. The breadth of our solutions enables us to capitalize on these modernization priorities from early-stage development through sustainment.
Indexed to High Growth Sub-Markets
Within our core markets, we identified key areas that are expected to experience outsized growth and are central to our growth strategy. Our technology capabilities, agility, track record of renewal rates and new program wins make Amentum a logical partner for customers in these key growth markets, including cybersecurity; hypersonics; autonomy; space-based missile defense; environmental remediation and nuclear power; and deployment of 5G technologies. The identification of additional growth areas is a key pillar of our strategy as we continue to enhance our capabilities to access new and emerging markets.
We develop new technologies and innovative solutions for both government and commercial customers that are transferrable and tailorable across domains. We provide solutions to various commercial markets including commercial aerospace, space, automotive, and telecommunications. Our agility and technical expertise give us ample opportunity to apply solutions from our government customers to commercial customers, including leveraging digital modernization for commercial space to improve a manufacturer’s operations and using our capabilities to streamline autonomous driving solutions for the automotive industry.
Business Strategy
We are active in market sectors that are large and fragmented, providing significant opportunities for continued business growth. We leverage our history of executing complex engineering and technology solutions for our largest customers to win new contracts with a business strategy that includes the following elements for both reportable segments:
•Win and successfully execute the largest, most complex programs for the government across the energy and environmental, intelligence, space, defense, and civilian end-markets. The scale and diversity of our solutions, capabilities, geographies, workforce and contract vehicles are central to our strategy and position us for outsized growth with our customers. The contracts we hold allow us to strategically partner with our customers on innovative engineering and technology solutions creating a competitive advantage for us, providing the opportunity for on-contract growth. We believe the U.S. federal government is increasingly looking to large, diversified providers for comprehensive solutions, for which Amentum offers a breadth and depth of proven expertise that is unique in the government services industry.
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
•Expand into high-growth and adjacent markets by leveraging technologies and innovation backed by our highly skilled workforce, mission expertise, and ecosystem of trusted partners. Some of these high growth areas include hypersonics, autonomous systems, advanced energy solutions, and artificial intelligence/machine learning. We believe our extensive RDT&E capabilities and our customers’ increasing focus on efficiency will enable us to compete effectively. Our ability to replicate modernization efforts across new end markets and various stages of the government lifecycle will expand our addressable market and enable growth in excess of our customers’ underlying budgets.
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
Key Capabilities
We leverage our complementary suite of capabilities to capture large, complex contracts for customers in the U.S. government, international and commercial markets.
Environmental Solutions and Energy Transformation
Amentum has a long history of providing innovative solutions to energy and environmental customers. We work to make the world safer, more secure and cleaner by eliminating environmental hazards and strengthening national security. Our capabilities include environmental remediation, site revitalization, nuclear non-proliferation and per- and polyfluoroalkyl substances (“PFAS”) solutions. Our core services within this capability are focused on environmental remediation for the UK NDA and DOE across various sites, including at Sellafield, Savannah River, Hanford, Oak Ridge, Portsmouth and the Idaho Cleanup Project. We have extensive experience in research and lab operations, fusion energy and other advanced energy technologies. In Europe, we continue to provide high-value consulting and proprietary technologies through the entire government acquisition lifecycle, including design, operations management, decommissioning and regeneration solutions, as well as serving multiple government IDIQs remediating the effects of radioactive material from legacy sites and programs. Amentum has also been involved in the development of technology that will enable the global nuclear resurgence, as we are currently working with several different Original Equipment Manufacturers (“OEMs”) to develop Advanced Modular Reactors (“AMRs”) and Small Modular Reactors (“SMRs”).
Space Solutions
We specialize in delivering comprehensive “launch to landing” solutions on highly technical and mission-critical contracts. As a leading services provider for NASA, we provide solutions across the full spectrum of design, base, mission and launch operations. Our space solutions and engineering capabilities include ground systems development, launch and landing operations, satellite payloads and sensor engineering. These are demonstrated through various contracts including NASA’s Consolidated Operations, Management, Engineering and Test (“COMET”) contract and NASA’s Johnson Space Center Engineering, Technology, and Science (“JETS”) II contract. Our core capabilities of launch support, digital modernization, on-orbit operations, program management and systems engineering are directly aligned to the high growth budget priorities at NASA, the MDA and the USSF. In the longer term, we see additional opportunities in providing similar services and capabilities to a broader customer base, including other government agencies and commercial entities accessing space.
Intelligence, Cyber and Digital Engineering
We are at the forefront of wide-ranging cyber, digital services and modern software engineering providing enhanced data ingestion, collection, security and storage solutions for government agency customers spanning the Intelligence Community, the DOW and federal civilian markets.
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

Our digital engineering and integration capabilities support a variety of our customers’ missions. Our Model-Based System Engineering (“MBSE”) solutions span the lifecycle from a document-centric approach to a model-centric approach, using formalized digital models and our proven digital engineering playbook. These solutions are aligned with key DOW focus areas including the National Defense strategy: a digital engineering strategy focused on modernizing defense systems and speed of delivery to be able to fight and win the wars of the future. We also create virtual environments that enable advanced simulation techniques to evaluate the performance efficacy of candidate future systems.
Our intelligent asset management solutions enhance our customers’ return on investment as we address every aspect of asset management from concept to retirement. We provide comprehensive, technology-based supply chain management and sustainment solutions that are critical to helping our customers drive long-term cost reductions. In addition, our leading-edge remote expert technology and our global positioning within all DOW geographical areas of responsibility (“AORs”) afford us the ability to provide timely support to the urgent needs of our U.S. federal government customers and allied partners around the world.
We provide lifecycle IT services as a mission partner, including both enterprise IT and mission IT with embedded digital transformation upgrades. Our services include network engineering, platform engineering, unified communications engineering, infrastructure optimization, and managed services migration.
Research, Development, Test and Evaluation
Our leading RDT&E capabilities provide our customers with advanced solutions in R&D engineering, testing, evaluation and training. These diverse capabilities include rapid prototyping, integrated sustainment and advanced engineering solutions. We continue to be a key provider of design, delivery and operations of advanced mission systems engineering and test infrastructure across the DOW. Our strength in these capabilities is evident through alignment with key government growth trends including joint domain operations (through our multi-domain live virtual and constructive (“LVC”) solutions) and emerging regions. We continue to be positioned at the forefront of regional-based innovative advancements (such as the United States Indo-Pacific Command (“INDOPACOM”)) that will be required for the U.S. and allied nations to keep their competitive advantage against near-peer adversaries.
Contracts
We have been awarded contracts across a diverse group of customers across the end markets we serve. Our contracts represent approximately $47.1 billion worth of backlog as of October 3, 2025 providing expected stability to our business.
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
Our contract mix by type, as a percentage of each reportable segment and total Amentum revenues, is indicated in the table below. As a result of the merger with CMS, the contract mix by type, as a percentage of revenues, may not be directly comparable.

	For the years ended
	October 3, 2025			September 27, 2024			September 29, 2023
	DS	GES	Total	DS	GES	Total	DS	GES	Total
Cost-plus-fee	64%	61%	63%	49%	66%	62%	46%	68%	63%
Fixed-price	26%	24%	24%	33%	25%	27%	35%	24%	26%
Time-and-materials	10%	15%	13%	18%	9%	11%	19%	8%	11%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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
Amentum's primary competitors include Booz Allen Hamilton Inc., CACI International Inc., KBR Inc., Leidos Holdings Inc., ManTech International Corporation, Parsons Corporation, Peraton Corporation, Science Applications International Corporation and V2X, Inc. Our domestic competition also includes large defense contractors such as Boeing Co., BAE Systems plc, General Dynamics Corporation, L3Harris Technologies Inc., Lockheed Martin Corporation, Northrop Grumman Corporation and RTX Corporation. In our U.K. defense market, our competitors include Babcock International Group plc, BAE Systems plc, Mott MacDonald Group Limited, Serco Group plc and Mace Group. Competitors for our global environmental business include AtkinsRealis, Bechtel Global Corporation, BWX Technologies Inc., Honeywell International Inc., Huntington Ingalls Industries, Inc., Fluor Corporation and Westinghouse Electric. We also compete against small businesses that cater to specific customers, capabilities and geographies.
Human Capital Management
Our people are the core of our success. With approximately 50,000 employees over 70 countries, our human capital strategy is focused on attracting, developing, and retaining top talent aligned with our values and client needs. We provide comprehensive onboarding, continuous learning, and performance management systems to ensure every employee thrives. By fostering a culture of innovation and upskilling, we maintain a workforce that is agile, engaged, and equipped to drive Amentum’s mission forward.
Culture and Values
Amentum’s culture is built on innovation, excellence, courage, collaboration, safety, and well-being. These values guide our decision-making and shape interactions across the company. We integrate these principles into leadership development, ethical decision-making, and people-first initiatives. Through leadership programs and employee engagement activities, we aim to empower employees to innovate and contribute to Amentum’s collective success.
Health and Safety
Amentum envisions a safer, smarter, cleaner world and that vision underpins our fierce commitment to environmental, health, and safety (“EHS”) excellence. Protecting our people, clients, and the communities we serve and driving sustainable business practices is not just the right thing to do, it is essential to our success.
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
Our recruitment process is rigorous, leveraging advanced analytics and AI-driven tools alongside best-in-class practices to identify top talent. We believe that attracting and retaining the best talent is critical to our success, and we remain committed to providing a workplace where all employees can continuously grow and contribute their best.
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
Our benefits package includes a variety of health insurance options, robust retirement savings plans, generous paid time off, and flexible work arrangements. Additionally, we offer mental health support, financial services planning, and a variety of wellness programs, including fitness challenges, health screenings and an employee assistance program. We believe by offering a comprehensive and competitive total rewards package, we can attract and retain the best talent, enhance employee engagement, and support the overall well-being of our workforce.
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
Business Segments and Major Customers
We operate our business activities and report financial results as two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”).

The Digital Solutions segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients.
The Global Engineering Solutions segment provides large-scale environmental remediation, nuclear power solutions, platform engineering, sustainment and supply chain management across all seven continents for the U.S. government and allied nations.
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
Amentum is committed to being a good steward of the environment. Actions Amentum is taking to reduce the environmental impact of its activities include increasing the number of electric vehicles in our fleet, improving the energy efficiency of our buildings and implementing a centralized fleet program that will optimize the management of owned and leased vehicles to reduce greenhouse gas (“GHG”) emissions.
Regulatory Matters
As a government contractor, our business is heavily regulated and, as a result, our need for business and employee support for regulatory compliance is significant. Our industry is governed by various laws and regulations, including but not limited to laws and regulations relating to the formation, administration, and performance of government contracts; the security and control of information and information systems; international trade compliance; combatting human trafficking; and the mandatory disclosure of “credible evidence” of criminal law violations or receipt of significant overpayments. Failure to ensure regulatory compliance may lead to civil or criminal penalties, termination of our government contracts, and/or suspension or debarment from contracting with government customers.
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
•A delay in the completion of the federal government’s budget process, a prolonged continuing resolution or government shutdown, a decline in the federal government budget, changes in spending or budgetary priorities or delays in contract award may materially adversely affect our business, financial condition and results of operations.
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
•Employee, agent or partner misconduct, or our overall failure to comply with laws or regulations, could weaken our ability to win contracts, which could result in reduced revenues and profits.
•Cybersecurity or privacy breaches, or systems and information technology interruption or failure could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.
•If we do not have adequate indemnification for our nuclear services, or business is slowed by the extensive regulatory processes for approval and licensing for new and existing nuclear technologies or socio-political opposition to nuclear-related technology and activities, it could adversely affect our business, financial condition and results of operations.
•Uncertainty over global tariffs, or the financial impacts of tariffs, may negatively impact our results.
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
•Our business strategy relies in part on acquisitions and strategic investments to sustain our growth, as well as targeted divestitures. These transactions present certain risks and uncertainties.
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
•Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties, require us to change our business practices or otherwise adversely affect our business, financial condition and results of operations.
Risks Related to Our Indebtedness and Credit Markets
•We have a significant amount of indebtedness (including associated covenants), which could adversely affect our financial condition or decrease our business flexibility.
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
•If the distribution in connection with the Transaction does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code, including as a result of actions taken in connection with the separation and distribution or the merger or as a result of subsequent acquisitions of shares of Jacobs or Amentum, then Jacobs and/or Jacobs’ shareholders that received Amentum common stock in the distribution could be required to pay substantial U.S. federal income taxes, and, in certain circumstances, we could be obligated to indemnify Jacobs for any tax liability imposed on Jacobs arising from our actions or inactions.
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
•A significant number of shares of our common stock may be sold or otherwise disposed of, which may cause our stock price to decline.

•Our stock price may be volatile.
Risks Related to Climate Change
•Climate change-related weather issues could have a material adverse impact on our, or our customers’, equipment and infrastructure which could negatively impact our business, financial condition and results of operations.
•We may be affected by market or regulatory responses to climate change.
Risks Related to our Business and Industry
We generate a significant portion of our revenues from contracts with the U.S. federal government. If the U.S. federal government significantly decreased or ceased doing business with us, our business, financial condition and results of operations would be materially and adversely affected.
The U.S. federal government is our primary customer, with revenues from U.S. federal government contracts, either as a prime contractor or a subcontractor, with agencies including the DOW, U.S. Intelligence Community, NASA and the DOE. The U.S. federal government represented 81% of our revenues for the year ended October 3, 2025 (“fiscal year 2025”). We expect that U.S. federal government contracts will continue to be the primary source of our revenues for the foreseeable future. These contracts, which are a significant source of our revenue and profit, are subject to additional risks compared to contracts with private sector customers:
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
•Government contracts are subject to specific procurement regulations, which affect how we transact business with our customers and, in some instances, impose additional costs on our business operations. For example, for contracts with the U.S. federal government, we must comply with the FAR, the Truthful Cost or Pricing Data Act, the Cost Accounting Standards (“CAS”), and numerous regulations governing environmental and employment practices. Government contracts also contain terms that may expose us to heightened levels of risk and potential liability than non-government contracts.
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
•We may not be awarded government contracts because of existing policies designed to protect small businesses and small businesses with certain socio-economic conditions. As a result, we would not be eligible to perform as a prime contractor on those programs and in general would be restricted to no more than 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside programs may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside programs.
Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, termination of a contract or task order, poor contract performance, legal violations or investigations, deficiencies in services, reports or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation with the U.S. federal government. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity. In addition, the mishandling or the perception of mishandling sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our customers, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyberattacks, could harm our relationship with U.S. federal government agencies. Our ability to hire or retain employees and our standing in professional communities, to which we contribute and receive expert knowledge, could be diminished. To the extent our performance under a contract does not meet a government agency’s expectations, the customer might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. If we were suspended or debarred from contracting with the federal government or any significant agency including the DOW, U.S. Intelligence Community, NASA and the DOE, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, financial condition and results of operations would be materially and adversely affected.
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
U.S. federal government contracts are subject to specific laws and regulations such as the FAR, the Truthful Cost or Pricing Data Act, the CAS, the Service Contract Act and DOW security regulations. Failure to comply with any of these regulations, requirements or statutes may result in contract price adjustments, financial penalties or contract termination. Our U.S. federal government contracts are subject to audits, cost reviews and investigations by U.S. federal government contracting oversight agencies such as the Defense Contract Audit Agency (“DCAA”). The DCAA reviews the adequacy of, and our compliance with, our internal control systems and policies, including our labor, billing, accounting, purchasing, property, estimating, compensation and management information systems. The DCAA has the authority to conduct audits and reviews to determine if we are complying with the requirements under the FAR and CAS, pertaining to the allocation, period assignment and allowability of costs assigned to U.S. federal government contracts. The DCAA presents its report findings to the Defense Contract Management Agency (“DCMA”). Should the DCMA determine that we have not complied with the terms of our contract or applicable statutes and regulations, payments to us may be disallowed, which could result in retroactive adjustments to previously reported revenues and refunding of previously collected cash proceeds.
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
A delay in the completion of the federal government’s budget process, a prolonged continuing resolution or government shutdown, a decline in the federal government budget, changes in spending or budgetary priorities or delays in contract awards may materially adversely affect our business, financial condition and results of operations.
To the extent the U.S. Congress is unable to approve the annual federal budget or raise the debt ceiling on a timely basis, and enacts a continuing resolution, funding for new projects may not be available and funding on contracts we are already performing may be delayed. If Congressional efforts to approve such funding fail or if a government shutdown occurs, and Congress is unable to craft a long-term agreement on the U.S. federal government’s ability to incur indebtedness in excess of its current limits, the U.S. federal government may not be able to fulfill its current funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue, cash flow and operating results. The delay or cancellation of key programs or the delay of contract payments may have a material adverse effect on our revenue and operating results.
Additionally, levels of U.S. federal government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and defense spending levels, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Current U.S. federal government spending levels for defense-related or other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. The U.S. federal government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift defense or other budgetary priorities, reduce overall U.S. federal government spending or delay contract or task order awards for defense-related or other programs from which we would otherwise expect to derive a significant portion of our future revenues. A significant decline in overall U.S. federal government spending, including the areas of national security, intelligence and homeland security, a significant shift in U.S. federal government spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our business, financial condition and operating results.
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
Rising inflation, interest rates, and/or costs could reduce the demand for our services. In addition, we bear all of the risk of high inflation with respect to those contracts that are fixed-price. Because a significant portion of our revenues are earned from cost-plus-fee type contracts (63% for fiscal year 2025), the effects of inflation on our financial condition and results of operations over the past few years have been generally minor. Additionally, we are typically able to price fixed-price and time-and-materials (“T&M”) contracts in a manner that accommodates inflation and cost increases over the period of performance. However, if we continue to experience inflationary pressures, inflation may have a larger impact on our results of operations in the future, particularly if we expand our business into markets and geographic areas where fixed-price and lump-sum work is more prevalent. Therefore, continued inflation, rising or continued high interest rates and/or construction costs could have a material adverse impact on our business, financial condition and results of operations.
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
We generate revenues under various types of contracts, which include cost-plus-fee, T&M and fixed-price contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-plus-fee and T&M contracts generally have lower profitability than fixed-price contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-plus-fee and T&M contracts that we cannot bill to our customers. While fixed-price contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from fixed-price contracts represented 24% of our revenues for fiscal year 2025. Though some fixed-price contracts may anticipate moderate increases in costs over the term of the contract, cost overruns can occur, leading to reduced profits or, in some cases, a loss for that contract for a variety of reasons, including if the estimates prove inaccurate or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather or other delays beyond our control, changes in the costs of equipment or raw materials, our vendors’ or subcontractors’ inability or failure to perform, or changes in general economic conditions and inflationary pressures. We may present change orders and claims to our customers, subcontractors and vendors for, among other things, additional costs exceeding the original contract price. If we fail to properly document the nature of our claims and change orders or are otherwise unsuccessful in negotiating reasonable settlements with our customers, subcontractors and vendors, we will likely incur cost overruns, reduced profits or, in some cases, result in a loss for a project. When making proposals on fixed-price contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. Both fixed-price and many cost-plus-fee contracts require us to estimate the total cost of the work in advance of our performance. Fixed-price contracts are established in part on information in customer solicitations, which may be partial or incomplete; cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, commodity and other materials pricing; and cost and availability of labor (including the cost of any related benefits or entitlements), equipment and materials and other exigencies.
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
Backlog represents estimates of the total dollar amount of revenues we expect to record in the future as a result of performing work under contracts that have been awarded to us. As of October 3, 2025, backlog was $47.1 billion. The backlog may not be realized as revenues in the amounts reported or if realized will result in profits. In accordance with industry practice, substantially all of our contracts, including our U.S. federal government contracts, are subject to cancellation, termination, or suspension at the discretion of the customer, and may be subject to changes in the scope of services to be provided, as well as adjustments to the costs relating to the contracts, and may be subject to other contingencies such as congressional appropriations. The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenues that we will realize under that contract. For example, many government contracts are made with multiple providers, meaning that the government could turn to other companies to fulfill the contract. Action by the government to obtain support from other contractors or failure by the government to order the quantity of work anticipated could reduce revenues realized under a particular contract. Our unfunded backlog contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. In the event of a contract cancellation, we would generally have no contractual right to the revenue reflected in our backlog. Contracts can remain in backlog for extended periods of time because of the nature of the project and the timing of the particular services required by the contract. The risk of contracts in backlog being canceled or suspended generally increases during periods of widespread economic slowdowns or in response to changes in commodity prices.
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
With a workforce of approximately 50,000 people globally, we are also party to labor and employment claims in the normal course of business. Certain of these claims relate to allegations of harassment and discrimination, pay equity, denial of benefits, wage and hour violations, whistleblower protections, concerted protected activity, and other employment protections, and may be pursued on an individual or class action basis depending on applicable laws and regulations. Some of such claims may be insurable, while other such claims may not.
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
We are subject to certain risks related to interruptions, errors and delays in our information technology systems. In the event we are unable to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could result in the material loss, corruption, or release of data. Further, a significant percentage of our employees continue to work under remote or hybrid working arrangements, which may pose additional data security risks. These risks will continue as we continue to operate both remote and hybrid arrangements for employees. If we experience compromises to security that result in performance or availability problems, our customers may lose trust and confidence in us. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error or similar events or disruptions. Any of these or other events could have a material adverse impact on our business, financial condition, protection of personal data and intellectual property and results of operations, as well as those of our customers.
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
While we have security measures and technology in place designed to protect our and our customers’ proprietary, classified and other protected information, there can be no assurance that our efforts will prevent all threats to our computer systems. Military action and conflicts and geopolitical shifts raise concerns about a potential increase in cyber-attacks generally as a result of the military conflict, including as between Russia and Ukraine, and related sanctions imposed by the United States and other countries. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, become more sophisticated and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation, cause us to incur significant liability and have a material adverse effect on our business, financial condition and results of operations.
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
If we do not have adequate indemnification for our nuclear services, or business is slowed by the extensive regulatory processes for approval and licensing for new and existing nuclear technologies or socio-political opposition to nuclear-related technology and activities, it could adversely affect our business, financial condition and results of operations.
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
In addition, certain of our contracts provide a wide range of nuclear services to the U.S. and U.K. governments. If the policies of those governments were to de-emphasize nuclear matters, it may have a material adverse impact on our business, financial condition and results of operations.
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
•recent geopolitical tensions and conflict between the U.S. government and certain South and Central American countries;
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
Our domestic and international sales and operations are subject to risks associated with changes in laws, regulations and policies (including changes in the FAR, export/import laws, tax policies, environmental and employment requirements and other similar legal requirements). Failure to comply with any of the foregoing laws, regulations and policies could result in civil and criminal, monetary and non-monetary penalties, as well as damage to our reputation. In addition, our costs of complying with new and evolving regulatory reporting requirements and current or future laws, including environmental, employment, data security, data privacy, health and safety, environmental, and employment laws may exceed our estimates. While these risks or the impact of these risks are difficult to predict, any one or more of them could adversely affect our business, results of operations and reputation.
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
Some of our services are performed in high-risk locations, including for example Iraq, where the country or location is subject to political, social or economic risks, or war, terrorism or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain the security of our personnel. Despite these activities, in these locations, we cannot always guarantee the security of our personnel. Acts of terrorism, threats of armed conflicts and human rights violations in or around various areas in which we operate could limit or disrupt markets and our operations, including disruptions resulting from the evacuation of personnel or the cancellation of contracts, and in some instances, cause damage to our reputation. The loss of key employees or contractors, whether as a result of injury, death or attrition, may adversely impact our business operations.
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
Because we have grown in part through acquisitions, goodwill and intangible assets represent a substantial portion of our assets. As of October 3, 2025, we have $5.7 billion of goodwill, representing 49.8% of the total assets of $11.5 billion. Under U.S. GAAP, we are required to test goodwill carried in our Consolidated Balance Sheets for possible impairment on an annual basis, and whenever events occur, or circumstances change, that indicate impairments could exist and that the carrying value of such goodwill may not be recoverable, based upon a fair value approach. These impairment tests are based on several factors requiring judgment. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future probability and undiscounted expected cash flows and their contribution to our overall operations. We evaluate goodwill for impairment annually on the first day of the fourth quarter of the fiscal year or whenever events or circumstances indicate that the carrying value may not be recoverable.
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
Our business strategy relies in part on acquisitions and strategic investments to sustain our growth, as well as targeted divestitures. These transactions present certain risks and uncertainties.
Our business strategy involves growth through, among other things, the acquisition of, and strategic investments in, other companies. We also engage in portfolio shaping through divestitures. These transactions, as well as transactions we may engage in in the future, present a number of risks, including:
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
•increased financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial and non-financial reporting and internal controls;
•risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements applicable to certain of our business lines, or within expected timeframes;
•risks that indemnification related to businesses divested or spun off that we may be required to provide or otherwise bear may be significant and could negatively impact our business; and
•the potential for claims for damages by the sellers of any business if we enter into an acquisition agreement that we do not ultimately consummate, or if disputes with sellers or buyers arise post-closing relating to post-closing covenants or payment obligations.
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
In addition, we may not locate suitable acquisition or investment targets or may not be able to consummate any such transactions on terms and conditions acceptable to us. Existing cash balances and cash flows from operations, together with borrowing capacity under our senior secured credit facility, may be insufficient to make acquisitions and/or strategic investments. Future acquisitions and/or strategic investments may require us to obtain additional equity or debt financing, which may not be available on attractive terms, or at all. Acquisitions and/or strategic investments may also bring us into businesses we have not previously conducted and expose us to additional business risks that are different than those we have traditionally experienced.
Risks Related to Regulatory Compliance
As a U.S. federal government contractor, we are subject to various procurement and other laws and regulations and could be adversely affected by a failure to comply with these laws and regulations or changes in such laws and regulations.
U.S. federal government contractors must comply with many significant procurement regulations and other specific legal requirements. These regulations and requirements, although customary in U.S. federal government contracting, increase our performance and compliance costs and are regularly evolving. We are subject to and expected to perform in compliance with a vast array of federal and state civil and criminal laws, including, but not limited to:
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
Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We conduct business in certain identified growth areas, such as national security and national intelligence, that are highly regulated and may expose us to increased compliance risk. New laws, regulations, or procurement requirements, or changes to current laws and regulations and requirements (including, for example, changes in the FAR, regulations relating to allowability of compensation costs, counterfeit parts, specialty metals and conflict minerals), can increase our costs and risks and reduce our profitability. U.S. federal government contract violations could result in the imposition of civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. federal government. We could also suffer serious harm to our reputation. Any interruption or termination of our ability to bid on U.S. federal government contracts could materially and adversely affect our business, financial condition and results of operations.
In addition, we are subject to various additional international procurement and other laws and regulations, including the United Kingdom Bribery Act, with similar impacts to us for failure to comply.
The U.S. federal government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.
Our industry continues to experience significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. federal government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, including changes in the FAR, deterrence of fraud, and stricter environmental compliance or sustainability requirements could have an adverse effect on us. Moreover, shifts in the buying practices of U.S. federal government agencies (such as increased usage of fixed-price contracts and multiple award contracts) could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our business, financial condition and results of operations.
Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties, require us to change our business practices or otherwise adversely affect our business, financial condition and results of operations.
We are subject to a variety of laws and regulations in the U.S., at the federal, state and local levels and abroad, such as the General Data Protection Regulation in the European Union, relating to data privacy and security. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, and may differ in material respects among jurisdictions, interpreted and applied inconsistently among jurisdictions or in a manner that is inconsistent with our current policies and practices, all of which can make compliance challenging and costly, and expose us to related risks and liabilities.
As a contractor supporting defense and national security customers, we are also subject to certain additional, specific regulatory compliance requirements relating to data privacy and security. Under the Defense Federal Acquisition Regulation Supplement and other federal regulations, we are required to implement the security and privacy controls in National Institute of Standards and Technology Special Publications on certain of our networks and information technology systems. To the extent that we do not comply with applicable security and control requirements, and there is unauthorized access to or disclosure of sensitive information (including personal information), this could potentially result in a contract termination or information security issues, which could materially and adversely affect our business and financial results and lead to reputational harm. We will be subject to the DOW Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require contractors that process, store, or transmit critical national security information on their information technology systems to receive specific third-party certifications relating to specified cybersecurity standards to be eligible for contract awards. In addition, our subcontractors, and in some cases our vendors, also may be required to adhere to the CMMC program requirements and, potentially, to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive awards or execute on relevant government programs. We are in the process of evaluating our readiness and preparing for the CMMC requirements, but to the extent we are unable to achieve certification in advance of contract awards that specify the requirement in the future, we will be unable to bid on such contract awards or follow-on awards for existing work with the DOW, depending on the level of standard as required for each solicitation, which could adversely impact our business, financial condition and results of operations. In addition, any obligations that may be imposed on us under the CMMC program may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
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
Increasing scrutiny and changing and conflicting expectations from governmental organizations, customers, and our employees with respect to our sustainability practices may impose additional costs on us or expose us to new or additional risks.
There is increased scrutiny from governmental organizations, customers, and employees on companies’ sustainability practices and disclosures. If our sustainability practices do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain customers and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and customers could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, any failure or perceived failure in our efforts to execute our sustainability strategy, to achieve our current or future related goals, targets, and objectives, or to satisfy various reporting standards within the timelines expected by stakeholders or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed rating processes for evaluating companies on their approach to sustainability matters, and unfavorable ratings of our sustainability efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our sustainability efforts, which may conflict with one another, could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Indebtedness and Credit Markets
We have a significant amount of indebtedness (including associated covenants), which could adversely affect our financial condition or decrease our business flexibility.
The Credit Facility consists of our term facility maturing on September 27, 2031 and our revolving facility maturing on September 27, 2029. In August 2024, the Company also completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 1, 2032.
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
We expect to realize synergies, growth opportunities and other financial and operating benefits as a result of the Transaction. The success of Amentum in realizing these benefits, and the timing of their realization, depends, among other things, on the successful integration following the Transaction. Even if we are able to integrate successfully, we cannot predict with certainty if or when these synergies, growth opportunities and other benefits will be realized, or the extent to which they will actually be achieved. For example, some of the benefits from the Transaction are being and may be offset by costs incurred in integrating the businesses. Realization of any synergies, growth opportunities or other benefits could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs and regulatory developments.
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
If the distribution in connection with the Transaction does not qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code, including as a result of actions taken in connection with the separation and distribution or the merger or as a result of subsequent acquisitions of shares of Jacobs or Amentum, then Jacobs and/or Jacobs’ shareholders that received Amentum common stock in the distribution could be required to pay substantial U.S. federal income taxes, and, in certain circumstances, we could be obligated to indemnify Jacobs for any tax liability imposed on Jacobs arising from our actions or inactions.
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
In general, if the distribution were determined not to qualify as a transaction described in Section 355 of the Code, for U.S. federal income tax purposes each U.S. holder of Jacobs common stock who received Amentum common stock in the distribution would generally be treated as receiving a taxable distribution equal to the fair market value of the Amentum common stock received by the U.S. holder, which would generally result in: (1) a taxable dividend to the U.S. holder to the extent of the U.S. holder’s pro rata share of Jacobs’ current and accumulated earnings and profits; (2) a reduction in the U.S. holder’s basis (but not below zero) in Jacobs common stock to the extent the amount received exceeds the U.S. holder’s share of Jacobs’ earnings and profits; and (3) a taxable gain from the exchange of Jacobs common stock to the extent the amount received exceeds the sum of the U.S. holder’s share of Jacobs’ earnings and profits and the U.S. holder’s basis in its Jacobs common stock. Further, for any clean-up distributions by Jacobs, each U.S. holder who receives Amentum common stock in the clean-up distribution would generally be treated as receiving a taxable distribution equal to the fair market value of the Amentum common stock received by the U.S. holder in the clean-up distribution.
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
Even if the contribution and certain related transactions in the internal reorganization, otherwise qualify as a transaction described in Sections 355 and 368(a)(1)(D) of the Code, and the distribution otherwise qualifies as a transaction described in Section 355 of the Code, the distribution (or prior steps of the internal reorganization) would nonetheless be taxable to Jacobs (but not to U.S. holders of Jacobs common stock) pursuant to Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Jacobs or Amentum, directly or indirectly, as part of a plan or series of related transactions that includes the distribution. For purposes of Section 355(e) of the Code, any acquisitions of Jacobs or Amentum stock, directly or indirectly, within the period beginning two years before the distribution and ending two years after the distribution are generally presumed to be part of such a plan, although Jacobs may, depending on the facts and circumstances, be able to rebut that presumption. Further, for purposes of this test, the merger will be treated as part of a plan that includes the distribution, but it is expected that the merger, standing alone, will not cause the distribution to be taxable to Jacobs under Section 355(e) of the Code because Jacobs’ shareholders owned at least 50.1% of the common stock of Amentum immediately following the merger. However, if the IRS were to determine that other acquisitions of Jacobs stock, either before or after the distribution, or Amentum stock, after the merger, were part of a plan or series of related transactions that included the distribution, such determination could result in the recognition of a significant amount of taxable gain by Jacobs (but not by Jacobs’ shareholders) for U.S. federal income tax purposes under Section 355(e) of the Code.
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
The tax matters agreement executed in connection with the Transaction generally restricts us and our affiliates from taking certain actions after the distribution of CMS that could adversely affect the intended tax treatment of the Transaction. In particular, for a two-year period following the distribution date, except as described below:
•Amentum will continue the active conduct of CMS’s trade or business and the trade or business of certain CMS subsidiaries;
•Amentum will not voluntarily dissolve or liquidate or permit certain CMS subsidiaries to voluntarily dissolve or liquidate;
•Amentum will not enter into, and will not permit certain CMS subsidiaries to enter into, any transaction or series of transactions (or any agreement, understanding, or arrangement) as a result of which one or more persons would acquire

(directly or indirectly) stock comprising 50% or more of the vote or value of the Amentum (taking into account the stock acquired pursuant to the merger) or such CMS subsidiaries;
•Amentum will not engage in, or permit certain CMS subsidiaries to engage in, certain mergers or consolidations;
•Amentum will not, and will not permit certain CMS subsidiaries to, sell, transfer or otherwise dispose of (i) 30% or more of the gross assets of CMS, certain CMS subsidiaries, or (ii) the active trade or business of CMS or certain CMS subsidiaries, subject to certain exceptions;
•Amentum will not, and will not permit certain CMS subsidiaries to, redeem or repurchase stock or rights to acquire stock;
•Amentum will not, and will not permit certain CMS subsidiaries to, permit any shareholder of Amentum or of such CMS subsidiaries to become a “controlling shareholder” within the meaning of Treasury Regulations Section 1.355-7;
•Amentum will not, and will not permit certain CMS subsidiaries to, amend their certificates of incorporation (or other organizational documents) or take any other action affecting the voting rights of any stock or stock rights of Amentum or such CMS subsidiaries;
•Amentum will not, and will not permit certain CMS subsidiaries to, take any other action that would, when combined with any other direct or indirect changes in ownership of Amentum stock (including pursuant to the merger), have the effect of causing one or more persons to acquire stock representing 50% or more of the vote or value of Amentum, or otherwise jeopardize the tax-free status of the transactions;
•Amentum Equityholder will not, and will not permit its direct owners or its affiliates to, directly or indirectly acquire any stock of Amentum and certain CMS subsidiaries; and
•Amentum Equityholder will not, and will not permit its direct owners or its affiliates to, permit Amentum or certain CMS subsidiaries to enter into any transaction or series of transactions (or any agreement, understanding, or arrangement) as a result of which one or more persons would acquire (directly or indirectly) stock comprising 50% or more of the vote or value of Amentum (taking into account the stock acquired pursuant to the merger) or such CMS subsidiaries; unless, in each case (except with respect to the second-to-last bullet above), prior to taking any such action, (1) Amentum or Amentum Equityholder, as applicable, shall have requested that Jacobs obtain a private letter ruling from the IRS and Jacobs shall have received such private letter ruling in form and substance satisfactory to Jacobs in its sole and absolute discretion, (2) Amentum or Amentum Equityholder, as applicable, shall have provided Jacobs with an unqualified tax opinion in form and substance satisfactory to Jacobs in its sole and absolute discretion, or (3) Jacobs shall have waived the requirement to obtain such private letter ruling or unqualified tax opinion.
Failure to adhere to these requirements could result in tax being imposed on Jacobs for which Amentum could bear responsibility and for which Amentum could be obligated to indemnify Jacobs under the tax matters agreement. Any such indemnification obligation would likely be substantial and would likely have a material adverse effect on Amentum. In addition, even if Amentum is not responsible for tax liabilities of Jacobs under the tax matters agreement, Amentum nonetheless could be liable under applicable tax law for such liabilities if Jacobs were to fail to pay such taxes. Moreover, these restrictions could have a material adverse effect on Amentum’s liquidity and financial condition, and otherwise could impair Amentum’s ability to implement strategic initiatives and Amentum’s indemnity obligation to Jacobs might discourage, delay or prevent a change of control that Amentum shareholders may consider favorable.
Our accounting and other management systems and resources may not be adequate to meet the financial reporting and other requirements to which we are subject as a publicly traded company. Fulfilling our obligations incident to being a public company and implementing the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming, and any delays or difficulty in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
Starting in fiscal year 2025, as a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the New York Stock Exchange rules, require us to adhere to various corporate governance practices and a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant management time and place significant additional demands on our finance, accounting, and legal staff and on our management systems, including our financial, accounting and information systems. Other expenses associated with being a public company include increased auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses.
In particular, starting in fiscal year 2025, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Because of inherent limitations in any internal control environment, there can be no assurance that all control issues and instances of fraud, errors or misstatements, if any, within the Company has been or will be detected on a timely basis. Such deficiencies could result in the correction or restatement of financial statements of one or more periods.
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
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in corporate opportunities.
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

•certain of the provisions in our amended and restated certificate of incorporation require supermajority shareholder approval for amendments;
•shareholders will have to follow certain procedures and notice requirements in order to present certain proposals or nominate directors for election at shareholder meetings;
•the stockholders agreement prohibits, for three years following the closing of the transactions, amendments to our amended and restated certificate of incorporation and bylaws to provide the stockholders with proxy access rights; and
•our Board of Directors has the power to designate and issue, without any further vote or action by our shareholders, shares of preferred stock from time to time in one or more series.
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

Amentum Equityholder has distributed the shares of our common stock that it holds to its limited partners. The affiliates of the private equity firms that are the largest equity holders in Amentum Equityholder hold a substantial portion of the issued and outstanding shares of Amentum common stock and assume the rights and obligations of Amentum Equityholder as the Sponsor Stockholder under the stockholders agreement that are described above.
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
•U.S. federal government budgetary process, including government shutdowns;
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
A significant number of shares of our common stock may be sold or otherwise disposed of, which may cause our stock price to decline.
Any sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur may cause the market price of our common stock to decline. As of October 3, 2025, we have an aggregate of 243,464,776 shares of common stock issued and outstanding. We cannot predict whether large amounts of our common stock will be sold in the open market. We are also unable to predict whether a sufficient number of buyers of our common stock to meet the demand to sell shares of our common stock at attractive prices would exist at that time.
Our stock price may be volatile.

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
Low trading volume for our stock could amplify the effect of the above factors on our stock price volatility.
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
We provide full spectrum engineering and technology solutions to customers operating in a number of sectors and industries, including programs for various national governments, including the United States, United Kingdom and Australia; aerospace; automotive; pharmaceuticals and biotechnology; infrastructure; environmental; nuclear services, including decommissioning, power solutions and new nuclear technologies; and other general industrial and consumer businesses and sectors. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions and changes in customer spending, particularly during periods of economic or political uncertainty. Consequently, our results have varied, and may continue to vary, depending upon the demand for future projects in the markets and the locations in which we operate.

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
We use artificial intelligence, machine learning, data science and similar technologies in our business, and challenges with properly managing such technologies could result in reputational harm, competitive harm, and legal liability, and adversely affect our business, financial condition and results of operations.
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
We may experience a negative impact to our reputation as a result of socio-political opposition to U.S. government policies that are reflected in U.S. government contracts we bid, win and perform.
From time to time, we may bid, win and perform government contracts that are the result of U.S. government policies that may be opposed by certain stockholders, suppliers, customers or other stakeholders. Any resulting negative impact on our reputation may have a material adverse impact on our business, financial condition, results of operations and stock price.
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
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts annual tabletop exercises that simulate a cyber-attack to test these plans and ensure personnel are familiar with their roles in a response scenario.
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
The CISO is a retired Air Force veteran who has served in various roles in information technology, information security and the U.S. Government for over 30 years. The CISO most recently served as the Chief Information Security Officer of Optiv Security and previously served as the Executive Director, Classified Cybersecurity, at Lockheed Martin. The CISO holds an associates degree in criminal justice from the Community College of the Air Force, an undergraduate degree in information technology from the University of Phoenix, and a graduate degree in information systems security from Colorado Technical University. The CISO has attained the professional certifications of Certified Information Systems Security Professional with a concentration in Management, Certified Chief Information Security Officer, and Certified Ethical Hacker.
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
Item 2. Properties
As of October 3, 2025, we conducted our operations in 315 leased locations and two owned locations occupying over seven million square feet collectively. Our major organizational support locations are in Virginia, Maryland, Nevada, Tennessee and Texas within the United States as well as Krakow, Poland, Dubai, UAE, Bangalore, India and Warrington, United Kingdom globally, where we occupy approximately 500,000 square feet collectively. We have additional significant business operations and support facilities located in Virginia, Maryland, Florida, Colorado, Indiana, South Carolina, Alabama, and Connecticut within the United States as well as London, Theale, Manchester and Warrington in the United Kingdom, where we occupy an additional approximately 500,000 square feet collectively. We also have employees working at customer sites throughout the U.S. and in other countries.
The nature of our business is such that there is no practicable way to relate occupied space to our reportable segments.
Item 3. Legal Proceedings
Information required with respect to this item is set forth in Note 21 — Legal Proceedings and Commitments and Contingencies to the Amentum Holdings, Inc. consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Number of Holders
As of November 14, 2025, there were 2,359 holders of record of our common stock. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees.
Capital Deployment
Our present policy is to retain earnings to provide funds for the operation and expansion of our business and to repay debt. We do not intend to pay any cash dividends at this time. The Board of Directors will determine whether to pay dividends in the future based on conditions existing at that time, including our earnings, financial condition, and capital requirements, as well as economic and other conditions as the board may deem relevant.
Performance Comparison Graph
The following graph shows a comparison from September 30, 2024 (the date our common stock was listed on the New York Stock Exchange) through October 3, 2025 of the total return for our common stock, with the comparable cumulative total returns of the Russell 1000 index and the Dow Jones U.S. Computer Services Total Stock Market index. The graph assumes that $100 was invested at the market close on September 30, 2024 in our common stock and in each of the indexes (including reinvestment of dividends). The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
150
100
50
0
September 30, 2024
December 27, 2024
March 28, 2025
June 27, 2025
October 3, 2025
Amentum Holdings, Inc.
Russell 1000 Index
S&P SPCM Professional Services Industry Index

Equity Compensation Plans
See Item 12, contained in Part III of this Annual Report for information regarding our equity compensation plans.
Recent Sales of Unregistered Equity Securities and Use of Proceeds

None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the fiscal year ended October 3, 2025, we did not repurchase any shares of our common stock.
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
Overview
We are a global advanced engineering and technology solutions provider to a broad base of U.S. and allied government agencies, and customers in international and commercial markets, supporting programs of critical national importance across energy and environmental, intelligence, space, defense, civilian and commercial end-markets. We offer a broad reach of capabilities including energy, environmental remediation, intelligence and counter threat solutions, data fusion and analytics, engineering and integration, advanced test, training and readiness, and citizen solutions. As a leading provider of differentiated technology solutions, we have built a repertoire of deep customer knowledge, enabling us to engage our customers across multiple capabilities and markets. Underpinned by a strong culture of ethics and safety, Amentum is committed to operational excellence and successful execution.
We conduct our business activities and report financial results as two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”). The DS segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients. The GES segment provides large-scale environmental remediation, nuclear power solutions, platform engineering, sustainment and supply chain management across all 7 continents for the U.S. government and allied nations. The presentation of financial results as two reportable segments is consistent with the way the Company operates its business and the manner in which our chief operating decision maker (“CODM”), currently our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance.
Budgetary and Regulatory Environment
In fiscal year 2025, we generated approximately 81% of our revenues from contracts with the U.S. federal government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. federal government. We carefully follow the U.S. federal budget, legislative and contracting trends and activities and evolve our strategies accordingly.
In May 2025, the President’s U.S. federal government fiscal year (“GFY”) 2026 budget request was submitted to Congress. As compared to the GFY 2025 budget, the GFY 2026 budget request maintained defense discretionary spending at $892 billion, reduced non-defense discretionary spending by approximately 21% to $557 billion, and increased GFY 2026 defense spending to $1.01 trillion, an increase of 13% from the GFY 2025 enacted level. Final appropriations legislation for GFY 2026 was not passed as of October 1, 2025, the first day of GFY 2026, and the federal government shut down most agencies of the federal government until November 12, 2025, when a continuing resolution was passed to reopen the federal government and provide funding through January 30, 2026. While we view the budget environment as constructive and believe core funding sources for our primary customer-based markets will continue to experience bipartisan tailwinds, there can be no certainty about the level of funding for any particular GFY or that appropriations bills will be passed in a timely manner. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (“CR”), a temporary measure allowing the government to continue operations at prior year funding levels. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract awards decisions, and other factors.
Under the Trump administration, the Department of Government Efficiency was created, the One Big, Beautiful Bill Act was passed which made certain tax cuts permanent, reduced healthcare spending and increased spending related to border security, defense, NASA and energy production, and the U.S. Government is in the process of, or has announced its intent to, increase current tariffs, impose additional tariffs, and expand tariffs on goods imported from various countries into the United States. We continue to monitor the actions of the administration which could result in a change to budgetary priorities or impact federal government procurement timing. Although a limited number of our contracts for the U.S. Government have been affected by changes in budgetary priorities by the administration, the impact has not been material to date. Decreases in, or delays in approving, the federal government’s budget, decreases in government spending on the types of programs that we support, delays in government contract awards, and pauses on government contracts on which we are currently performing could have an adverse impact on our business.
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
Results of Operations for the Years Ended October 3, 2025, September 27, 2024 and September 29, 2023
The following table presents our results of operations for the periods presented:

	For the Year Ended October 3, 2025	Year to Year Change		For the Year Ended September 27, 2024	Year to Year Change		For the Year Ended September 29, 2023
		2024 to 2025			2023 to 2024
(Dollars in millions)		Dollars	Percent		Dollars	Percent
Revenues	$14,393	$6,005	71.6%	$8,388	$523	6.6%	$7,865
Cost of revenues	(12,880)	(5,290)	69.7	(7,590)	(507)	7.2	(7,083)
Selling, general, and administrative expenses	(616)	(263)	74.5	(353)	(56)	18.9	(297)
Amortization of intangibles	(479)	(251)	110.1	(228)	70	(23.5)	(298)
Equity earnings of non-consolidated subsidiaries	62	(12)	(16.2)	74	18	32.1	56
Goodwill impairment charges	—	—	—	—	186	(100.0)	(186)
Operating income	480	189	64.9	291	234	410.5	57
Interest expense and other, net	(353)	85	(19.4)	(438)	(41)	10.3	(397)
Loss on extinguishment of debt	(12)	33	(73.3)	(45)	(45)	—	—
Gain on acquisition of controlling interest	—	(69)	(100.0)	69	69	—	—
Income (loss) before income taxes	115	238	(193.5)	(123)	217	(63.8)	(340)
(Provision) benefit for income taxes	(56)	(96)	(240.0)	40	21	110.5	19
Net income (loss) including non-controlling interests	59	142	(171.1)	(83)	238	(74.1)	(321)
Less: net income (loss) attributable to non-controlling interests	7	6	600.0	1	(6)	(85.7)	7
Net income (loss) attributable to common shareholders	$66	$148	(180.5)	$(82)	$232	(73.9)	$(314)
Results of Operations October 3, 2025 vs September 27, 2024
Revenues — The increase in revenues was primarily attributable to revenues from the merger with CMS.
Cost of revenues — The increase in cost of revenues was primarily attributable to the increased revenues volume from the merger with CMS. As a percentage of revenues, cost of revenues was 89.5% and 90.5% for the years ended October 3, 2025 and September 27, 2024, respectively.

Selling, general, and administrative expenses (“SG&A”) — The increase in SG&A was primarily attributable to the merger with CMS. SG&A as a percentage of revenues increased to 4.3% for the year ended October 3, 2025 from 4.2% for the year ended September 27, 2024 primarily due to the merger with CMS and an increase in acquisition, transaction and integration costs.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which increased due to the merger with CMS.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments and decreased due to utilization of fair market value adjustments assigned to certain equity method investments obtained in the merger with CMS partially offset by the performance of our non-consolidated subsidiaries.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our Term Loan principal balance as compared to the year ended September 27, 2024 combined with a decrease in interest rates, partially offset by the interest incurred on our Senior Notes during the fiscal year ended October 3, 2025.
Loss on extinguishment of debt — The loss on extinguishment of debt for the year ended October 3, 2025 was due to $722 million of voluntary principal payments on the Term Loan. The loss on extinguishment of debt for the year ended September 27, 2024 was due to a loss on the debt modification of $14 million and debt issuance costs of $31 million.
Gain on acquisition of controlling interest — The gain on acquisition of controlling interest was primarily due to the acquisition of a joint venture which was accounted for as a business combination achieved in stages, in which the Company’s previously held equity interest in the joint venture was remeasured to fair value, resulting in a gain of $69 million during the fiscal year ended September 27, 2024.
(Provision) benefit for income taxes — The effective tax rate for the year ended October 3, 2025 was 48.7%, as compared to 32.5% for the year ended September 27, 2024. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a deferred tax asset related to disallowed interest expense, release of a valuation allowance related to domestic capital losses, and the tax effect of the Rapid Solutions divestiture during the year ended October 3, 2025.
Net income attributable to non-controlling interests — Net income attributable to non-controlling interests includes the utilization of fair market value adjustments assigned to certain non-controlling interests obtained in the merger with CMS partially offset by the minority interests in our consolidated joint ventures that are not wholly-owned.
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
Selling, general, and administrative expenses — SG&A as a percentage of revenues increased from 3.8% for the year ended September 29, 2023 to 4.2% for the year ended September 27, 2024 primarily due to an increase in acquisition, transaction and integration costs.
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
Loss on extinguishment of debt — The loss on extinguishment of debt was due to a loss on the debt modification of $14 million and debt issuance costs of $31 million during the fiscal year ended September 27, 2024.

Gain on acquisition of controlling interest — The gain on acquisition of controlling interest was primarily due to the acquisition of a joint venture which was accounted for as a business combination achieved in stages, in which the Company’s previously held equity interest in the joint venture was remeasured to fair value, resulting in a gain of $69 million during the fiscal year ended September 27, 2024.
Benefit for income taxes — The effective tax rate for the year ended September 27, 2024 was 32.5%, as compared to 5.6% for the year ended September 29, 2023. The change in the effective tax rate was primarily due to the partial release of a valuation allowance against a deferred tax asset related to disallowed interest expense during the year ended September 27, 2024 and the impact of goodwill impairment charges recognized during the year ended September 29, 2023 that are nondeductible for income tax purposes.
Net (loss) income attributable to non-controlling interests — Net income attributable to non-controlling interests include the minority interests in our consolidated joint ventures that are not wholly-owned, which decreased due to performance on certain consolidated joint ventures and the completion of certain contracts.
Segment Results for the Years Ended October 3, 2025, September 27, 2024 and September 29, 2023
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are Revenues and Adjusted EBITDA. The following tables present our performance measures by reportable segment:
Digital Solutions

	For the Year Ended October 3, 2025	Year to Year Change		For the Year Ended September 27, 2024	Year to Year Change		For the Year Ended September 29, 2023
		2024 to 2025			2023 to 2024
(Dollars in millions)		Dollars	Percent		Dollars	Percent
Revenues	$5,543	$3,562	180%	$1,981	$82	4%	$1,899
Adjusted EBITDA (1)	437	278	175%	159	—	—%	159
(1)    Represents a Non-GAAP financial measure - see the related explanations included below and Note 18 — Segment Information in Part II of this Annual Report on Form 10-K.
The increase in revenues for the year ended October 3, 2025, as compared to the year ended September 27, 2024, was primarily attributable to revenues from the merger with CMS, higher volume from new contract awards and the benefit of additional working days, partially offset by the expected ramp-down of historical programs and the divestiture of Rapid Solutions.
The increase in Adjusted EBITDA for the year ended October 3, 2025, as compared to the year ended September 27, 2024, was primarily attributable to the revenue growth factors described above.
The increase in revenues for the year ended September 27, 2024, as compared to the year ended September 29, 2023, was primarily attributable to new contract awards and growth on existing programs. Adjusted EBITDA remained consistent year-over-year.
Global Engineering Solutions

	For the Year Ended October 3, 2025	Year to Year Change		For the Year Ended September 27, 2024	Year to Year Change		For the Year Ended September 29, 2023
		2024 to 2025			2023 to 2024
(Dollars in millions)		Dollars	Percent		Dollars	Percent
Revenues	$8,850	$2,443	38%	$6,407	$441	7%	$5,966
Adjusted EBITDA (1)	667	208	45%	459	22	5%	437
(1)    Represents a Non-GAAP financial measure - see the related explanations included below and Note 18 — Segment Information in Part II of this Annual Report on Form 10-K.
The increase in revenues for the year ended October 3, 2025, as compared to the year ended September 27, 2024, was primarily attributable to revenues from the merger with CMS, the ramp up of new contract awards, growth on existing programs and the benefit of additional working days, partially offset by the transition of contracts from consolidated to unconsolidated joint ventures and the expected ramp-down of historical programs.
The increase in Adjusted EBITDA for the year ended October 3, 2025, as compared to the year ended September 27, 2024, was primarily attributable to the revenue growth factors described above.
The increase in revenues and adjusted EBITDA for the year ended September 27, 2024, as compared to the year ended September 29, 2023, was primarily attributable to new contract awards and growth on existing programs.
Non-GAAP Financial Measures

We include the presentation and discussion of Adjusted EBITDA, which is not a measure of financial performance under Generally Accepted Accounting Principles in the United States (“GAAP”). Adjusted EBITDA should be considered only as supplement to and should not be considered in isolation or used as a substitute for financial information prepared in accordance with GAAP. Management of the Company believes Adjusted EBITDA, when read in conjunction with the Company’s financial statements prepared in accordance with GAAP and the reconciliation herein to the most directly comparable GAAP measure, provides useful information to management, investors and other users of the Company’s financial information in evaluating operating results and understanding operating trends by adjusting for the effects of items we do not consider to be indicative of the Company’s ongoing performance, the inclusion of which can obscure underlying trends. Additionally, management of the Company uses Adjusted EBITDA in its evaluation of business performance, particularly when comparing performance to past periods, and believes Adjusted EBITDA is useful for investors because it facilitates a comparison of financial results from period to period. The computation of a non-GAAP measure may not be comparable to similarly titled measures reported by other companies, thus limiting their use for comparability.
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income (loss) attributable to common shareholders adjusted for interest expense and other, net, provision for income taxes, depreciation and amortization, and certain discrete items that are not considered in the evaluation of ongoing operating performance. These discrete items include acquisition, transaction, and integration costs, non-cash gains and losses, loss on extinguishment of debt, utilization of certain fair market value adjustments assigned in purchase accounting, and stock-based compensation. While we believe Adjusted EBITDA is a useful metric in evaluating operating performance by allowing better evaluation of underlying segment performance and better period-to-period comparability, it is not a metric defined by GAAP and may not be comparable to non-GAAP metrics presented by other companies. For a reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to adjusted EBITDA for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, see Note 18 — Segment Information in Part II of this Annual Report on Form 10-K.
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
As of October 3, 2025, the Company had total backlog of $47.1 billion, compared with $45.0 billion as of September 27, 2024, an increase of $2.1 billion primarily due to new contract awards partially offset by revenue recognized during the year ended October 3, 2025. Funded backlog as of October 3, 2025 was $5.6 billion.
The Company's backlog, by reportable segment and in total, consisted of the following (in millions):

	For the years ended
	October 3, 2025			September 27, 2024
	DS	GES	Total	DS	GES	Total
Funded backlog	$2,634	$2,951	$5,585	$3,736	$3,828	$7,564
Unfunded backlog	17,989	23,570	41,559	15,148	22,258	37,406
Total backlog	$20,623	$26,521	$47,144	$18,884	$26,086	$44,970
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.
Revenues by Contract Type
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Critical Accounting Policies” below. The following table summarizes revenues by contract type as a percentage of each reportable segment and total Amentum for the periods presented:

	For the years ended
	October 3, 2025			September 27, 2024			September 29, 2023
	DS	GES	Total	DS	GES	Total	DS	GES	Total
Cost-plus-fee	64%	61%	63%	49%	66%	62%	46%	68%	63%
Fixed-price	26%	24%	24%	33%	25%	27%	35%	24%	26%
Time-and-materials	10%	15%	13%	18%	9%	11%	19%	8%	11%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the fiscal year ended October 3, 2025, 63% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (“MARPA”) and available borrowing capacity under the revolving credit facility provided for in the senior secured credit facility (the “Credit Facility”).
The Credit Facility consists of our term facility (“Term Loan”) maturing on September 27, 2031 and a $850 million revolving facility (“Revolver”) maturing on September 27, 2029, which includes a $200 million letter of credit subfacility and a $100 million swingline subfacility. The Term Loan requires quarterly principal amortization payments of $9 million, which commenced on March 31, 2025, with the remainder of the principal thereunder being due at maturity. In August 2024, the Company also completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”).
The Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively.
The interest rates applicable to the Term Loan are floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our net leverage ratio.
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of October 3, 2025 and September 27, 2024.
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
As part of our debt reduction initiatives, we made voluntary principal payments on the Term Loan of approximately $191 million, $250 million and $281 million on June 27, 2025, July 31, 2025 and September 30, 2025, respectively. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility, Senior Notes and any other indebtedness we may incur will depend on our future financial performance which could be affected by factors outside of our control, including, but not limited to, worldwide economic and financial market conditions.
See “Note 7 — Sales of Receivables” and “Note 12 — Debt” in Part II of this Annual Report on Form 10-K for additional information.
Cash Flow Information

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$543	$47	$67
Net cash provided by (used in) investing activities	228	475	(17)
Net cash used in financing activities	(790)	(382)	(112)
Effect of exchange rate changes on cash and cash equivalents	4	7	1
Net (decrease) increase in cash and cash equivalents	$(15)	$147	$(61)
Cash Flows - October 3, 2025 vs September 27, 2024
Net cash provided by operating activities increased by $496 million when compared to the year ended September 27, 2024 primarily as a result of a $542 million increase in cash earnings due to contributions from the merger with CMS and offset by $46 million in changes in operating assets and liabilities.
Net cash provided by investing activities decreased by $247 million when compared to the year ended September 27, 2024 primarily as a result of the change in cash flows associated with the merger with CMS, partially offset by cash received from divestitures in the year ended October 3, 2025.
Net cash used in financing activities increased by $408 million when compared to the year ended September 27, 2024 primarily due to increased principal payments on our Term Loan partially offset by financing activities completed in the year ended September 27, 2024 associated with the merger with CMS.
Cash Flows - September 27, 2024 vs September 29, 2023
Net cash provided by operating activities decreased by $20 million primarily as a result of the Transaction and debt modification and higher tax and interest payments, partially offset by cash inflows from sales of receivables under the MARPA.
Net cash used in investing activities decreased by $492 million primarily as a result of the merger with CMS in the year ended September 27, 2024.
Net cash used in financing activities increased by $270 million primarily as a result of repayment of the prior first and second lien credit agreements partially offset by proceeds from the borrowings under the Term Loan and Senior Notes, and a capital contribution provided in connection with the Transaction.
Divestiture
On June 26, 2025, we completed the sale of a hardware and product business, Rapid Solutions, to Lockheed Martin Corporation for a purchase price of $360 million in cash. Rapid Solutions was part of the DS segment.
Contractual Obligations
For a description of the Company’s contractual obligations related to debt, pensions, leases, and retirement plans refer to “Note 10 — Retirement Plans”, “Note 12 — Debt” and “Note 14 — Leases” in Part II of this Annual Report on Form 10-K.
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
For a discussion of these items, refer to “Note 21 — Legal Proceedings and Commitments and Contingencies” in Part II of this Annual Report on Form 10-K.
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

The evaluation includes a qualitative or quantitative assessment that compares the estimated fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both market and income approaches. Under the market approach, we estimate the fair value of a reporting unit based on comparable public companies within our industry that have operations with observable and comparable economic characteristics and are similar in nature, scope and size to the reporting unit being compared. Under the income approach, we estimate the fair value of a reporting unit using a discounted cash flow model which includes judgments and assumptions about expected growth rates, terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rates based on weighted-average cost of capital, assumptions regarding future capital expenditures and observable inputs of other comparable companies. The fair value of each reporting unit is compared to the carrying amount of the reporting unit and if the carrying amount of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
Recent Accounting Pronouncements
See “Note 3 — Recent Accounting Pronouncements” in Part II of this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
The remaining balance under the Term Loan, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.6 billion related to a portion of our variable rate debt. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the year ended October 3, 2025 would have fluctuated by approximately $38 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Amentum Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Amentum Holdings, Inc. (the Company) as of October 3, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended October 3, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 3, 2025 and September 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 25, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account to which it relates.

Revenue recognition related to the cost-based input method for certain fixed-price contracts

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company generally recognizes revenue over time as performance obligations are satisfied as most of its contracts involve a continuous transfer of control to the customer. For many fixed-price contracts, revenue is recognized under a cost-based input method that requires an estimate of total costs at contract completion. Estimates of total costs at contract completion for these contracts can change over the contract performance period due to a wide range of variables, and these changes could affect the Company’s results of operations.

Auditing total costs at contract completion for certain fixed-price contracts was complex due to the judgment involved in evaluating management’s estimates of contract costs at completion which include cost elements required to complete associated tasks of the contract. These cost elements may include employee labor costs, the cost of materials, and the performance of subcontractors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s revenue recognition process, including controls over management’s estimates of total costs at completion for certain fixed-price contracts.

To test the completeness and accuracy of the Company’s estimates of total costs at contract completion for certain fixed-price contracts where revenue is recognized under a cost-based input method, our audit procedures included, among others, comparing estimated costs to actual costs incurred to date, agreeing key terms to contract documentation, and obtaining an understanding of the Company’s progress on the contract.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia
November 25, 2025

AMENTUM HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	October 3, 2025	September 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$437	$452
Accounts receivable, net	2,479	2,401
Prepaid expenses and other current assets	197	231
Total current assets	3,113	3,084
Property and equipment, net	114	144
Equity method investments	196	123
Goodwill	5,703	5,556
Intangible assets, net	1,955	2,623
Other long-term assets	379	444
Total assets	$11,460	$11,974
LIABILITIES
Current liabilities:
Current portion of long-term debt	$42	$36
Accounts payable	892	764
Accrued compensation and benefits	705	696
Contract liabilities	227	113
Other current liabilities	488	356
Total current liabilities	2,354	1,965
Long-term debt, net of current portion	3,901	4,643
Deferred tax liabilities	260	370
Other long-term liabilities	325	444
Total liabilities	6,840	7,422
Commitments and contingencies (Note 21)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value – 1,000,000,000 shares authorized and 243,464,776 shares issued and outstanding at October 3, 2025; 1,000,000,000 shares authorized and 243,302,173 shares issued and outstanding at September 27, 2024.	2	2
Additional paid-in capital	4,924	4,962
Retained deficit	(461)	(527)
Accumulated other comprehensive income	40	23
Total Amentum shareholders' equity	4,505	4,460
Non-controlling interests	115	92
Total shareholders' equity	4,620	4,552
Total liabilities and shareholders' equity	$11,460	$11,974
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	For the years ended
	October 3, 2025	September 27, 2024	September 29, 2023
Revenues	$14,393	$8,388	$7,865
Cost of revenues	(12,880)	(7,590)	(7,083)
Selling, general, and administrative expenses	(616)	(353)	(297)
Amortization of intangibles	(479)	(228)	(298)
Equity earnings of non-consolidated subsidiaries	62	74	56
Goodwill impairment charges	—	—	(186)
Operating income	480	291	57
Interest expense and other, net	(353)	(438)	(397)
Loss on extinguishment of debt	(12)	(45)	—
Gain on acquisition of controlling interest	—	69	—
Income (loss) before income taxes	115	(123)	(340)
(Provision) benefit for income taxes	(56)	40	19
Net income (loss) including non-controlling interests	59	(83)	(321)
Less: net income attributable to non-controlling interests	7	1	7
Net income (loss) attributable to common shareholders	$66	$(82)	$(314)

Earnings (loss) per share:
Basic	$0.27	$(0.90)	$(3.49)
Diluted	$0.27	$(0.90)	$(3.49)
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	For the years ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net income (loss) including non-controlling interests	$59	$(83)	$(321)
Other comprehensive income (loss):
Net unrealized gain (loss) on interest rate swaps	14	(47)	25
Foreign currency translation adjustments	3	8	3
Pension adjustments	2	9	24
Other comprehensive income (loss)	19	(30)	52
Income tax (provision) benefit related to items of other comprehensive income (loss)	(2)	5	(13)
Other comprehensive income (loss), net of tax	17	(25)	39
Comprehensive income (loss)	76	(108)	(282)
Net income (loss) attributable to non-controlling interests	7	1	7
Comprehensive income (loss) attributable to common shareholders	$83	$(107)	$(275)
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at September 30, 2022	—	$—	$755	$(131)	$9	$633	$73	$706
Net loss including non-controlling interests	—	—	—	(314)	—	(314)	(7)	(321)
Other comprehensive loss, net of tax	—	—	—	—	39	39	—	39
Acquisition of remaining interest in consolidated joint ventures	—	—	14	—	—	14	(14)	—
Capital contribution from non-controlling interest	—	—	—	—	—	—	13	13
Distributions to non-controlling interests	—	—	—	—	—	—	(24)	(24)
Stock-based compensation and other	—	—	3	—	—	3	—	3
Balance at September 29, 2023	—	$—	$772	$(445)	$48	$375	$41	$416
Net loss including non-controlling interests	—	—	—	(82)	—	(82)	(1)	(83)
Other comprehensive loss, net of tax	—	—	—	—	(25)	(25)	—	(25)
Acquisition of CMS	243	2	3,935	—	—	3,937	63	4,000
Capital contribution	—	—	235	—	—	235	—	235
Distributions to non-controlling interests	—	—	—	—	—	—	(6)	(6)
Stock-based compensation and other	—	—	20	—	—	20	(5)	15
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
Net income including non-controlling interests	—	—	—	66	—	66	(7)	59
Other comprehensive income, net of tax	—	—	—	—	17	17	—	17
Measurement period adjustments	—	—	(63)	—	—	(63)	64	1
Issuances of common stock	—	—	4	—	—	4	—	4
Capital contribution from non-controlling interest	—	—	—	—	—	—	3	3
Distributions to non-controlling interests	—	—	—	—	—	—	(35)	(35)
Stock-based compensation and other	—	—	21	—	—	21	(2)	19
Balance at October 3, 2025	243	$2	$4,924	$(461)	$40	$4,505	$115	$4,620
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the years ended
	October 3, 2025	September 27, 2024	September 29, 2023
Cash flows from operating activities
Net income (loss) including non-controlling interests	$59	$(83)	$(321)
Adjustments to reconcile net income (loss) including non-controlling interests to net cash provided by operating activities:
Depreciation	40	23	27
Amortization of intangibles	479	228	298
Amortization of deferred loan costs and original issue discount	11	22	21
Goodwill impairment charges	—	—	186
Derivative instruments	10	37	21
Equity earnings of non-consolidated subsidiaries	(62)	(74)	(56)
Distributions from equity method investments	76	61	49
Deferred income taxes	(47)	(115)	(62)
Stock-based compensation	21	18	3
Gain on acquisition of controlling interest	—	(69)	—
Other	17	14	2
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(171)	81	(68)
Prepaid expenses and other assets	81	78	56
Accounts payable, contract liabilities, and other current liabilities	54	(211)	(24)
Accrued compensation and benefits	28	43	(82)
Other long-term liabilities	(53)	(6)	17
Net cash provided by operating activities	543	47	67
Cash flows from investing activities
Acquisitions, net of cash acquired	(70)	488	—
Divestitures, net of cash conveyed	365	—	—
Purchase of property and equipment	(27)	(11)	(12)
Contributions to equity method investments	(56)	(1)	(17)
Return of capital from equity method investments	19	—	14
Other	(3)	(1)	(2)
Net cash provided by (used in) investing activities	228	475	(17)
Cash flows from financing activities
Borrowings on revolving credit facilities	1,146	562	1,201
Payments on revolving credit facilities	(1,146)	(562)	(1,201)
Proceeds from borrowing under the term loans	—	2,620	—
Repayments of borrowings under the credit agreement	(750)	(4,177)	(34)
Proceeds from issuance of Senior Notes	—	1,000	—
Payments of debt issuance fees	—	(38)	—
Repayments of borrowings under other agreements	(9)	(13)	(67)
Capital contribution	—	235	—
Capital contribution from non-controlling interests	3	—	13
Distributions to non-controlling interests	(35)	(6)	(24)
Other	1	(3)	—
Net cash used in financing activities	(790)	(382)	(112)
Effect of exchange rate changes on cash	4	7	1
Net change in cash and cash equivalents	(15)	147	(61)
Cash and cash equivalents, beginning of period	452	305	366
Cash and cash equivalents, end of period	$437	$452	$305
Supplemental disclosure of cash flow information
Common stock issued for the Transaction	$(63)	$3,937	$—
Income taxes paid, net of receipts	$(107)	$(95)	$(26)
Interest paid	$(306)	$(373)	$(362)
See notes to consolidated financial statements

AMENTUM HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Description of Business
Amentum Holdings, Inc. (collectively with its subsidiaries, “we,” “us,” “our,” “Amentum,” or the “Company”) is a global advanced engineering and technology solutions provider to a broad base of U.S. and allied government agencies, and customers in international and commercial markets, supporting programs of critical national importance across energy and environmental, intelligence, space, defense, civilian and commercial end-markets. We offer a broad reach of capabilities including energy, environmental remediation, intelligence and counter threat solutions, data fusion and analytics, engineering and integration, advanced test, training and readiness, and citizen solutions. As a leading provider of differentiated technology solutions, we have built a repertoire of deep customer knowledge, enabling us to engage our customers across multiple capabilities and markets.
On September 27, 2024, the spin-off of the Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (and, together with the Critical Mission Solutions business, referred to as “CMS”) merged with Amentum Parent Holdings LLC (collectively, the “Transaction”) with the surviving entity renamed Amentum Holdings, Inc. We conduct our business activities and report financial results as two reportable segments: Digital Solutions and Global Engineering Solutions. The Digital Solutions segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients. The Global Engineering Solutions segment provides large-scale environmental remediation, nuclear power solutions, platform engineering, sustainment and supply chain management across all seven continents for the U.S. government and allied nations.
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
Note 2 — Summary of Significant Accounting Policies
Reporting Periods
Amentum’s fiscal year ends on the Friday nearest the end of September. Fiscal year 2025 ended on October 3, 2025 and included 53 weeks, with the 53rd week falling in the fourth fiscal quarter. Fiscal year 2024 and fiscal year 2023 ended on September 27, 2024 and September 29, 2023, respectively, and both included 52 weeks.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP.
The consolidated balance sheets as of October 3, 2025 and September 27, 2024 are for Amentum Holdings, Inc. and include CMS, which was acquired by the Company on September 27, 2024.
The consolidated statement of operations and statement of cash flows for the year ended October 3, 2025 are for Amentum Holdings, Inc. and include CMS activity. The consolidated statement of operations and statement of cash flows for the years ended September 27, 2024 and September 29, 2023 do not include CMS activity due to the Transaction closing on September 27, 2024.
The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has investments in joint ventures that are variable interest entities (“VIEs”). The VIEs are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation. In cases where the Company has (i) the power to direct the activities of the VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant or the right to receive benefits from the entity that could potentially be significant to the VIE, the Company consolidates the entity. When the Company consolidates an entity that is not wholly-owned, the Company reports the minority interests in the entity as non-controlling interests in the equity section of the consolidated balance sheets. The Company has included the non-controlling interest in earnings of the entities within the consolidated net loss including non-controlling interests and deducted the same amount to derive net loss attributable to common shareholders. Alternatively, in cases where all of the aforementioned criteria are not met, the investment is accounted for under the equity method.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amount of revenues and expenses. The most significant estimates relate to estimating contract revenues and costs at completion, fair value measurements, fair value of goodwill and intangible assets, valuation allowances, and reserves for contract-related matters and contingencies. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is subject to a wide range of variables. Actual results may differ from these estimates.
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
The evaluation includes a qualitative or quantitative assessment that compares the estimated fair value of the relevant reporting unit to its respective carrying value, including goodwill, and utilizes both market and income approaches, which are Level 2 and Level 3 inputs, respectively. The market approach utilizes observable Level 2 inputs as it considered the inputs of other comparable companies. The income approach utilizes unobservable inputs and management judgment which are Level 3 fair value measurements. The analysis utilizes judgments and assumptions about expected growth rates, terminal earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rates based on weighted-average cost of capital, assumptions regarding future capital expenditures and observable inputs of other comparable companies. The fair value of each reporting unit is compared to the carrying amount of the reporting unit and if the carrying amount of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
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
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Due to the loss experienced by the Company in fiscal year 2024, the computation of diluted loss per share does not assume the impact of restricted stock units that would have an antidilutive effect on loss per share. Information about the weighted-average number of basic and diluted shares is presented in “Note 20 — Earnings (Loss) Per Share”.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk include receivables and cash equivalents. Receivables credit risk is also limited due to the credit worthiness of the U.S. Government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents. In addition, although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high quality financial institutions. Approximately 81%, 90% and 91% of the Company’s revenues were derived through direct contracts with agencies of the U.S. Government for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income (loss) refers to revenues, expenses, and gains and losses that under GAAP are included in comprehensive income (loss), but excluded from the determination of net income (loss) including non-controlling interests. The elements within other comprehensive income (loss) consist of foreign currency translation adjustments, differences between actual amounts and estimates based on actuarial assumptions and the effect of changes in actuarial assumptions made under the Company’s pension plans and the changes in the fair value of interest rate swap agreements. The Company accounts for the residual income tax effects in comprehensive income (loss) using the portfolio method and will release the residual tax effect when the entire portfolio of the applicable balance is terminated.
Note 3 — Recent Accounting Pronouncements
Accounting Standards Updates Issued but Not Yet Adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and usefulness of income tax disclosures. This update requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. We plan to adopt ASU 2023-09 using the prospective approach in fiscal year 2026.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific types of expenses included in certain expense captions presented on the face of the consolidated statements of operations. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, and may be applied on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impacts of the new standard on our financial statements.
Accounting Standards Updates Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. This update requires disclosure of significant segment expenses and other segment items in annual and interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendment requires retrospective application to all prior periods presented in the financial statements and early adoption is permitted. We adopted the annual disclosure requirements in fiscal year 2025 and will adopt the interim disclosure requirements in the first quarter of fiscal year 2026. See Note 18 — Segment Information for additional information.
Note 4 — Acquisition and Divestiture
Acquisition of CMS
On September 27, 2024, Amentum Parent Holdings LLC completed its merger with CMS, a leading provider of mission-critical, technology-driven services in government and commercial markets, in a Reverse Morris Trust transaction.
Amentum Parent Holdings LLC was the accounting acquirer of CMS. Immediately following the Transaction, the Company had approximately 243 million issued and outstanding shares of common stock, of which Jacobs and its shareholders (“CMS Shareholders”) owned 58.5% of the issued and outstanding shares of common stock, and Amentum Joint Venture LP, our previous parent company (“AJVLP” and “Amentum Equityholder”) owns 37.0%. Subsequently, Amentum Equityholder distributed its shares of our common stock to certain parties (collectively, “Sponsor Stockholder”). Further, 4.5% of the issued and outstanding shares of common stock was placed in escrow at the merger date, to be released and delivered in the future to CMS Shareholders or to Amentum Equityholder, depending on the achievement of certain fiscal year 2024 targets by CMS (“Additional Merger Consideration”). In March 2025, the Company and Jacobs finalized the Additional Merger Consideration and released all 4.5% of the issued and outstanding shares of common stock out of escrow with 3.5% of the issued and outstanding shares released to CMS Shareholders and the remaining 1.0% of issued and outstanding shares to the Sponsor Stockholder. Additionally, in connection and in accordance with the terms of the Transaction, prior to the spin-off and Transaction, CMS provided a cash payment to Jacobs of approximately $911 million, after adjustments based on the levels of cash, debt and working capital in CMS.

Under the acquisition method of accounting, the total final consideration exchanged for the CMS transaction is shown below and increased $7 million from September 27, 2024:

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
(3)    Reflects a $70 million cash payment made based on the final net working capital position. This payment was made in the third quarter of fiscal year 2025 and included in the total purchase consideration in accordance with ASC 805, as it represents an obligation attributable to pre-acquisition activities.
(4)    Represents other immaterial adjustments, including a) estimated equity consideration related to pre-combination stock-based compensation awards, b) the settlement of CMS transaction costs paid by Amentum, and c) the removal of consideration related to the acquisition of non-controlling interests.
(5)    Prior to the Transaction, we held a non-controlling interest in a joint venture of 50% which was accounted for under the equity method of accounting, with the remaining 40% held by CMS and 10% held by an unrelated third party. As a result of the Transaction, the Company gained a controlling financial interest in the joint venture and it became a consolidated joint venture of the Company. This joint venture acquisition was accounted for as a business combination achieved in stages. Our pre-existing equity method investment in the joint venture was remeasured at an acquisition date fair value of $170 million by using a discounted cash flow model based on estimated future revenues, margins and discount rates, among other variables and estimates. The Company’s previously held equity interest in the joint venture was remeasured to fair value, resulting in a gain of $69 million recognized in the year ended September 27, 2024, which is included in gain on acquisition of controlling interest in our consolidated statements of operations. Additionally, as of the acquisition date, the Company had a payable from the joint venture with a fair value of $1 million that was settled in connection with the acquisition.
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
The Transaction was accounted for as a business combination. The Company assessed the fair value of the identifiable intangible assets including customer relationships and backlog, which were valued using the excess earnings method of the income approach. This method requires several judgments and assumptions to determine the fair value of the intangible assets including expected future cash flows, weighted-average cost of capital, discount rates, useful lives of assets and expected long-term growth rates. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date, with the excess purchase consideration recorded as goodwill. The preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as the Company obtained additional information during the measurement period. The Company finalized the allocation of the purchase price for the Transaction based on its understanding of the estimated fair value of the acquired assets and assumed liabilities as of the acquisition date, with the excess purchase consideration recorded as goodwill. The goodwill recognized was attributable to the synergies expected to be achieved by combining the businesses of Amentum and CMS, expected future contracts and the acquired workforce. Of the value attributed to goodwill and intangible assets, $737 million is deductible for income tax purposes. The Company completed the accounting for the merger during the fiscal year ended October 3, 2025.
The final allocation of the purchase price is as follows:

(Amounts in millions)	Preliminary Allocation of Purchase Price	Measurement Period Adjustments, Net	Final Allocation of Purchase Price
Cash and cash equivalents	$488	$—	$488
Accounts receivable	1,043	(64)	979
Prepaid expenses and other current assets	82	(34)	48
Property and equipment	72	(3)	69
Equity method investments	17	50	67
Goodwill	2,665	339	3,004
Intangible assets	1,860	(55)	1,805
Other long-term assets	107	37	144
Current portion of long-term debt	(8)	—	(8)
Accounts payable	(257)	(3)	(260)
Accrued compensation and benefits	(285)	22	(263)
Contract liabilities	(48)	(49)	(97)
Other current liabilities	(98)	(190)	(288)
Long-term debt, net of current portion	(1,122)	—	(1,122)
Deferred tax liabilities	(353)	61	(292)
Other long-term liabilities	(75)	(40)	(115)
Non-controlling interests	(63)	(64)	(127)
Total consideration	$4,025	$7	$4,032
The fair value of acquired backlog of $275 million was amortized on an accelerated basis over approximately 1 year and the fair value of customer relationship intangible assets of $1,530 million is amortized on an accelerated basis over approximately 14 years. The fair value attributed to these intangible assets acquired was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques, and thus represents a Level 3 fair value measurement. The income approach was primarily used to value the intangible assets, consisting primarily of acquired program and contract intangibles and backlog. The income approach indicates value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a rate of return that reflects the relative risk of achieving the cash flow and the time value of money.
Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of operations for CMS and the Company for the pre-acquisition periods of the twelve months ended September 27, 2024 and September 29, 2023, respectively:

	For the years ended
(Amounts in millions)	September 27, 2024	September 29, 2023
Revenues	$13,858	$13,371
Net income (loss) attributable to common shareholders	145	(170)
The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the Transaction as though it had occurred on October 1, 2022. The unaudited pro forma combined financial information includes adjustments for intangible asset amortization, stock-based compensation, interest expense, policy adjustments, and other transaction costs. The unaudited pro forma combined financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on October 1, 2022 nor is it indicative of future operating results.
Divestiture of Rapid Solutions
On June 26, 2025, we completed the sale of a hardware and product business, Rapid Solutions, to Lockheed Martin Corporation for a purchase price of $360 million in cash. Rapid Solutions was part of the DS segment.
Note 5 — Revenues
Disaggregation of Revenues

The Company disaggregates revenues by customer, contract type, prime contractor versus subcontractor, geographic location and whether the solution provided is primarily Digital Solutions or Global Engineering Solutions. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	For the years ended
	October 3, 2025			September 27, 2024			September 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total	DS	GES	Total
Department of War and U.S. Intelligence Community	$3,222	$4,456	$7,678	$1,509	$4,094	$5,603	$1,474	$3,791	$5,265
Other U.S. Government Agencies	1,607	2,387	3,994	386	1,598	1,984	341	1,526	1,867
Commercial and International	714	2,007	2,721	86	715	801	84	649	733
Total revenues	$5,543	$8,850	$14,393	$1,981	$6,407	$8,388	$1,899	$5,966	$7,865

Disaggregated revenues by contract-type were as follows:

	For the years ended
	October 3, 2025			September 27, 2024			September 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$3,557	$5,426	$8,983	$964	$4,234	$5,198	$875	$4,066	$4,941
Fixed-price	1,422	2,067	3,489	650	1,576	2,226	667	1,422	2,089
Time-and-materials	564	1,357	1,921	367	597	964	357	478	835
Total revenues	$5,543	$8,850	$14,393	$1,981	$6,407	$8,388	$1,899	$5,966	$7,865

Disaggregated revenues by prime contractor versus subcontractor were as follows:

	For the years ended
	October 3, 2025			September 27, 2024			September 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total	DS	GES	Total
Prime contractor	$5,069	$8,027	$13,096	$1,772	$5,738	$7,510	$1,722	$5,236	$6,958
Subcontractor	474	823	1,297	209	669	878	177	730	907
Total revenues	$5,543	$8,850	$14,393	$1,981	$6,407	$8,388	$1,899	$5,966	$7,865

Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	For the years ended
	October 3, 2025			September 27, 2024			September 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total	DS	GES	Total
United States	$5,304	$5,442	$10,746	$1,679	$4,376	$6,055	$1,544	$4,204	$5,748
International	239	3,408	3,647	302	2,031	2,333	355	1,762	2,117
Total revenues	$5,543	$8,850	$14,393	$1,981	$6,407	$8,388	$1,899	$5,966	$7,865
Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Favorable earnings at completion adjustments	$126	$83	$88
Unfavorable earnings at completion adjustments	(67)	(38)	(46)
Net favorable adjustments	$59	$45	$42

Impact on diluted earnings (loss) per share attributable to common shareholders (1)	$0.19	$0.40	$0.37
(1)    The impact on diluted earnings (loss) per share attributable to common shareholders is calculated using our statutory rate.
Remaining Performance Obligations
The Company’s remaining performance obligations balance represents the expected revenues to be recognized for the satisfaction of remaining performance obligations on existing contracts. This balance excludes unexercised contract option years and task orders that may be issued as part of an indefinite delivery, indefinite quantity contract. The remaining performance obligations balance as of October 3, 2025 and September 27, 2024 was $9.9 billion and $12.9 billion, respectively.
As of October 3, 2025, the Company expects to recognize approximately 77% and 90% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Note 6 — Contract Balances
The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	October 3, 2025	September 27, 2024
Billed and billable receivables	Accounts receivable, net	$1,514	$1,378
Contract assets	Accounts receivable, net	902	986
Related party receivables	Accounts receivable, net	63	37
Long-term contract assets	Other long-term assets	90	138
Related party contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(15)	—
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(212)	(113)
Contract assets primarily relate to accruals for reimbursable costs and fees in which our right to consideration is conditional. Long-term contract assets relate to a prior acquisition.
The Company recognized revenues of $95 million and $98 million during the years ended October 3, 2025 and September 27, 2024, respectively, that was included in Contract liabilities as of September 27, 2024 and September 29, 2023, respectively.
Note 7 — Sales of Receivables
In March 2024, we entered into a Master Accounts Receivable Purchase Agreement (“MARPA”) with MUFG Bank, Ltd., (the “Purchaser”) for the sale of certain designated eligible U.S. Government receivables. In December 2024, we amended the MARPA with the Purchaser to increase the maximum amount of eligible receivables that can be sold up to a maximum amount of $400 million. Under the MARPA, the Company can sell certain eligible receivables without recourse for any U.S. Government credit risk.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore no servicing asset or liability related to these receivables was recognized as of October 3, 2025. Proceeds from the sold receivables are reflected in operating cash flows on the statement of cash flows.

The Company's MARPA activity consisted of the following:

	As of and for the Year Ended
(Amounts in millions)	October 3, 2025	September 27, 2024
Beginning balance:	$177	$—
Sales of receivables	3,807	1,574
Cash collections	(3,804)	(1,397)
Outstanding balance sold to Purchaser (1)	180	177
Cash collected, not remitted to Purchaser (2)	(49)	(39)
Remaining sold receivables	$131	$138
(1)    For the years ended October 3, 2025 and September 27, 2024, the Company recorded a net cash inflow of $3 million and $177 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of October 3, 2025 and September 27, 2024. This balance is included in Other current liabilities as of the balance sheet date.
Note 8 — Goodwill and Intangible Assets
Goodwill
The table below presents changes in the carrying amount of goodwill by reportable segment for the periods presented:

(Amounts in millions)	DS	GES	Total
Balance as of September 29, 2023	$1,256	$1,635	$2,891
Acquisition of CMS	1,156	1,509	2,665
Balance as of September 27, 2024	2,412	3,144	5,556
Measurement period adjustments (1)	41	298	339
Divestitures	(193)	—	(193)
Foreign currency translation	—	1	1
Balance as of October 3, 2025	$2,260	$3,443	$5,703
(1)    Represents changes to goodwill resulting from measurement period adjustments recorded in fiscal year 2025 associated with the acquisition of CMS purchase price allocation.
During the first quarter of fiscal year 2025, we performed an interim goodwill impairment test both before and after we amended our organizational structure. In the fourth quarter of fiscal year 2025, we performed our annual goodwill impairment test. We concluded no impairment charges were necessary as a result of either test.
During the first quarter of fiscal year 2023, we performed an interim goodwill impairment test both before and after we amended our organizational structure. Our interim quantitative goodwill impairment test concluded that the carrying value of one reporting unit exceeded its fair value. As a result, a non-cash impairment charge of $186 million was recognized during the year ended September 29, 2023.
Accumulated goodwill impairment was $294 million as of both October 3, 2025 and September 27, 2024.
Intangible Assets
Intangible assets, net consisted of the following:

	As of October 3, 2025
(Amounts in millions, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Backlog	5.1	$661	$(586)	$75
Customer relationship intangible assets	11.1	2,587	(721)	1,866
Capitalized software	4.6	27	(13)	14
Total intangible assets, net		$3,275	$(1,320)	$1,955

	As of September 27, 2024
(Amounts in millions, except years)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net
Backlog	2.4	$931	$(552)	$379
Customer relationship intangible assets	12.9	2,781	(550)	2,231
Capitalized software	4.8	23	(10)	13
Total intangible assets, net		$3,735	$(1,112)	$2,623
Amortization expense was $479 million, $228 million and $298 million for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively.
Future amortization expense is expected to be as follows:

Year Ending September 30,	(Amounts in millions)
2026	$376
2027	334
2028	265
2029	220
2030	186
Thereafter	574
Total	$1,955
Note 9 — Income Taxes
The (provision) benefit provision for income taxes consists of the following:

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Current income tax (provision):
Federal	$(54)	$(44)	$(30)
State	(23)	(13)	(5)
Foreign	(26)	(18)	(9)
Total current income tax (provision)	(103)	(75)	(44)

Deferred income tax benefit (provision):
Federal	28	110	49
State	12	10	13
Foreign	7	(5)	1
Total deferred income tax benefit	47	115	63

(Provision) benefit for income taxes	$(56)	$40	$19
The major elements contributing to the difference between the U.S. federal statutory rate and the effective tax rate are as follows:

	For the years ended
	October 3, 2025		September 27, 2024		September 29, 2023
(Dollars in millions)	Amount	%	Amount	%	Amount	%
Statutory Rate	$(24)	21.0%	$26	21.0%	$72	21.0%
State income tax, net of the federal benefit	(9)	7.8%	(2)	(2.0)%	7	2.2%
Non-controlling interests	(2)	1.7%	—	(0.2)%	(2)	(0.5)%
Goodwill impairment	—	—%	—	—%	(39)	(11.5)%
Transaction costs	—	—%	(1)	(0.8)%	—	—%
Stock-based compensation	—	—%	(4)	(3.0)%	—	—%
Nontaxable or nondeductible items	(3)	2.6%	1	0.4%	—	(0.1)%
Divestitures	(21)	18.2%	—	—%	—	—%
Tax differential on foreign operations	(1)	0.9%	(1)	(0.5)%	(4)	(1.0)%
Tax credits	5	(4.3)%	5	4.6%	2	0.6%
Valuation allowance	(7)	6.1%	16	13.0%	(17)	(5.1)%
Unrecognized tax benefits	5	(4.4)%	—	—%	—	—%
Other	1	(0.9)%	—	—%	—	—%
(Provision) benefit for income taxes	$(56)	48.7%	$40	32.5%	$19	5.6%
Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting and income tax purposes. The following table presents the components of Total deferred tax liabilities, net as October 3, 2025 and September 27, 2024:

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Deferred tax assets:
Operating lease liabilities	$55	$60
Reserves	48	37
Accrued compensation and benefits	81	92
Interest expense	177	160
Foreign tax credit	9	27
Research expenditures	30	23
Net operating losses and capital losses	45	76
Other	15	11
Valuation allowance	(86)	(76)
Total deferred tax assets	374	410
Deferred tax liabilities:
Acquired intangible assets	(441)	(573)
Operating lease right-of-use assets	(51)	(58)
Property and equipment, net	(9)	(13)
Equity method and consolidated investments	(116)	(113)
Other	(17)	(18)
Total deferred tax liabilities	(634)	(775)

Total deferred tax liabilities, net	$(260)	$(365)

Total deferred tax liabilities, net consists of deferred tax liabilities of $260 million and $370 million as of October 3, 2025 and September 27, 2024, respectively, and a net deferred tax asset of $0 million and $5 million recorded within other long-term assets as of October 3, 2025 and September 27, 2024, respectively.
Included in net deferred tax assets are valuation allowances of $86 million and $76 million as of October 3, 2025 and September 27, 2024, respectively, primarily attributable to net operating losses and disallowed interest expense. The increase of

$10 million in valuation allowance for the year ended October 3, 2025 was primarily related to the recognition of valuation allowances related to disallowed interest in the United States. Valuation allowances are recorded to reduce deferred tax assets to the amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. We expect to realize the benefit of these deferred tax assets primarily through future reversals of our deferred tax liabilities. Although realization is not assured, we believe it is more likely than not that all deferred tax assets for which valuation allowances have not been established will be realized.
On July 4, 2025, the One Big, Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant amendments to U.S. income tax legislation including the permanent restoration of EBITDA as the basis for computing business interest expense limitations and the immediate expensing of research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated these amendments into our fiscal year 2025 income tax provision, as applicable, which impacted the realizability of our deferred tax assets and valuation allowance assessment.
We have approximately $45 million and $76 million of tax effected loss carryforwards related to the domestic and foreign income tax returns as of October 3, 2025 and September 27, 2024, respectively. The federal and foreign net operating losses have an indefinite carryforward. The state net operating loss carryforward will begin to expire in 2026. We also have $9 million of foreign tax credit carryforwards that will begin to expire in 2035, if unutilized.
We have not recognized a U.S. deferred tax liability for the outside basis differences of certain foreign subsidiaries because we have asserted that these earnings are permanently reinvested outside of the U.S. It is not practicable to determine the amount of the unrecognized deferred tax liability associated with these earnings.
We account for uncertain tax positions in accordance with ASC 740, Income Taxes, which prescribes the more likely than not threshold for recognition of a tax position in the financial statements.
The following table summarizes the activity related to unrecognized tax benefits:

(Amounts in millions)	Unrecognized Tax Benefits
Balance at September 30, 2022	$15
Reductions for tax positions related to prior years	(1)
Balance at September 29, 2023	14
Additions for tax positions related to prior years	9
Reductions for tax positions related to prior years	(7)
Additions for tax positions related to current years	2
Lapse of statute of limitations	(5)
Settlements	(4)
Balance at September 27, 2024	9
Additions for tax positions related to current years	2
Lapse of statute of limitations	(5)
Balance at October 3, 2025	$6
We file income tax returns in the U.S. and various foreign jurisdictions. With few exceptions, the statute of limitations for these jurisdictions is no longer open for audit or examination for the years before 2020 for federal income taxes in the U.S. and before 2016 with respect to various foreign jurisdictions. We are also subject to taxation in various states. We are under, or may be subject to, audit or examination and additional assessments by the relevant authorities.
Note 10 — Retirement Plans
Defined Contribution Plans
The Company sponsors various participant-directed, defined contribution, 401(k) savings plans for the benefit of employees that meet certain eligibility requirements. The total expense for the defined contribution plans was $95 million, $55 million and $54 million for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively.
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
Defined Benefit Pension Plans
The Company sponsors various postretirement benefit plans in the United States including defined benefit pension plans (“Defined Benefit Pension Plans”). The Defined Benefit Pension Plans are closed to new participants and benefits are generally based on the employee’s years of creditable service and compensation. The Defined Benefit Pension Plans benefit obligations and the fair value of the plan assets were measured as of October 3, 2025.
The following tables provide reconciliations of the changes in the Defined Benefit Pension Plans benefit obligations, reconciliations of the changes in the fair value of assets for the years ended October 3, 2025, September 27, 2024 and September 29, 2023 and reconciliations of the funded status as of October 3, 2025 and September 27, 2024.

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Change in benefit obligation
Benefit obligation at beginning of period	$313	$292	$310
Interest cost	14	17	16
Benefits paid from the plans	(21)	(22)	(21)
Actuarial (gain) loss	(10)	26	(13)
Benefit obligation at end of period	$296	$313	$292

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Change in plan assets
Fair value of plan assets at beginning of period	$315	$281	$271
Actual return on plan assets	11	55	30
Employer contributions to plans	—	1	—
Benefits paid from the plans	(21)	(22)	(20)
Fair value of plan assets at end of period	$305	$315	$281

The benefit obligation remained materially consistent with the accumulated benefit obligation for each of the fiscal years ended October 3, 2025 and September 27, 2024. The net amount recognized within Other long-term assets as of October 3, 2025 and September 27, 2024 was $9 million and $2 million, respectively.
As of October 3, 2025 and September 27, 2024, the fair values of the Defined Benefit Pension Plan by major asset categories were as follows:

	October 3, 2025			September 27, 2024
	Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Carrying Value	Quoted Prices in Active Markets (Level 1)
(Amounts in millions)
Investments measured at fair value
Cash and cash equivalents	$9	$9	$—	$6	$6
Investment funds
Fixed income funds	233	50	183	128	128
Total investments measured at fair value	$242	$59	$183	$134	$134
Investments measured at NAV
Investment funds
Common collective funds - debt	$—			$87
Diversified and equity funds	63			94
Total investments measured at NAV	63			181
Total	$305			$315
Cash equivalents are mostly comprised of short‑term money‑market instruments and are valued at cost, which approximates fair value. Fixed income investment funds categorized as Level 1 are publicly traded on an active exchange. Fixed income funds, not traded on an active exchange, categorized as Level 2 are valued using pricing models that use verifiable observable market data (e.g., interest rates and yield curves observable at commonly quoted intervals), bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Common collective funds are valued based on net asset value (“NAV”) per share or unit as a practical expedient as reported by the fund manager, multiplied by the number of shares or units held as of the measurement date. Accordingly, these NAV‑based investments have been excluded from the fair value hierarchy. These collective investment funds have minimal redemption notice periods and are redeemable daily at the NAV, less transaction fees, without significant restrictions. There are no significant unfunded commitments related to these investments.
The Company may make discretionary contributions. The required minimum contributions and the expected annual future benefit payments for the Defined Benefit Pension Plans are not significant.
Multiemployer Pension Plans
We are subject to several collective-bargaining agreements (“CBAs”) that require contributions to a multiemployer defined benefit pension plan that covers its union-represented employees. These plans are not significant for the years ended October 3, 2025, September 27, 2024 and September 29, 2023.
Note 11 — Stock-Based Compensation
As of October 3, 2025, we had the following stock-based compensation awards outstanding:
•Time-based restricted stock units (“RSUs”) within the Amentum Holdings, Inc. 2024 Stock Incentive Plan (the “Plan”);
•Performance-based restricted stock units (“PSUs”) within the Plan;
•Stock Options within the Plan; and the
•Amentum Holdings, Inc. Employee Stock Purchase Plan (“ESPP”).
We issue new shares upon the vesting of stock units or exercising of stock options under these plans.
The Plan provides Amentum’s employees, non-employee directors and consultants the opportunity to receive various types of stock-based compensation awards including stock options, restricted stock units and performance-based awards, as well as cash awards. As of October 3, 2025, 15.9 million shares of Amentum’s common stock was reserved for future issuance under the Plan.
Time-based Restricted Stock Units
The fair value of the RSUs was determined based on the Company’s common stock closing price on the date of the grant. The RSUs generally vest 50% a year over two years, 33% a year over three years, 25% a year over four years or cliff vest in three years. RSU compensation expense is recognized on a straight-line basis ratably over the requisite service period, which is generally the vesting period, unless otherwise specifically noted. Amounts recognized for forfeitures are adjusted periodically to reflect actual forfeitures.

Changes in RSUs during the year ended October 3, 2025 were not significant. As of October 3, 2025, there was $27 million of unrecognized compensation expense related to the RSUs, scheduled to be recognized over a weighted-average period of 2 years. The fair value of RSUs that vested in fiscal years 2025 was $1 million. No RSUs vested in fiscal years 2024 and 2023.
Conversion of Restricted Stock Units due to Transaction
As part of the Transaction, 65,182 Jacobs’ restricted stock units were converted to 342,741 of Amentum RSUs. The fair value of these RSUs was determined based on the Company’s common stock on the Transaction date.
Performance-based Restricted Stock Units
Performance-based restricted stock units vest and the stock is issued at the end of the performance period, which can range from 1 to 3 years, based upon the achievement of specific performance conditions. If the performance does not satisfy the applicable conditions, no shares will be issued. The initial PSU grants occurred in fiscal year 2025.
Changes in PSUs during the year ended October 3, 2025 were not significant. As of October 3, 2025, there was $10 million of unrecognized compensation cost which is expected to be recognized over a weighted average of 2 years.
Stock Options
During fiscal year 2025, we commenced the grants of stock options. The stock options have a vesting term of 3 years with a portion vesting each year over the vesting period.
The fair value of the stock options is estimated based on the date of the grant using the Black-Scholes-Merton option-pricing model and stock option compensation expense is recognized on a straight-line basis ratably over the requisite service period, which is the vesting period.
Changes in stock options during the year ended October 3, 2025 were not significant. No stock options were provided in fiscal years 2024 and 2023.
Employee Stock Purchase Plan
The Company adopted the Amentum Holdings, Inc. Employee Stock Purchase Plan (“ESPP”) on September 27, 2024 and implemented the ESPP beginning July 01, 2025. The ESPP is a qualified plan under Section 423 of the Internal Revenue Code and allows eligible employees the right to purchase shares of our common stock at a 5% discount of the market value on the last day of the offering period. For financial reporting purposes, the ESPP is considered non-compensatory, therefore no stock-based compensation expense is recognized to acquire shares under the ESPP.
During fiscal year 2025, $3 million was received from ESPP plan participants for the issuance of Amentum common stock. As of October 3, 2025, participants have purchased 0.1 million shares under the ESPP, at a weighted-average price per share of $22.75. A total of 2.5 million shares remain available for future issuance under the ESPP.
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
In connection with the completion of the Transaction on September 27, 2024, the unvested Time-Vested and Performance-Vested Class B units were discretionarily modified to vest in connection with the Transaction. Due to the modification, we recognized $13 million of compensation expense in the consolidated statements of operations for the year ended September 27, 2024. As of September 27, 2024, there was no unrecognized compensation expense related to the Time-Vested Class B units or the Performance-Vested Class B units. Amounts recognized for forfeitures were adjusted periodically to reflect actual forfeitures.
For the fiscal years ended September 27, 2024 and September 29, 2023, we recognized Class B unit compensation expense of $18 million and $3 million, respectively. For the fiscal years ended September 27, 2024 and September 29, 2023, there were no income tax benefits recognized from Class B unit compensation expense.
Stock-Based Compensation Expense and Related Tax Benefits Recognized

Stock-based compensation expense and the related income tax benefits recognized under all plans were as follows:

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
RSUs	$16	$—	$—
PSUs	4	—	—
Stock Options	1	—	—
Class B units	—	18	3
Total stock-based compensation expense	$21	$18	$3
Income tax benefits recognized from stock-based compensation	$3	$—	$—
Note 12 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Term Loan	$3,000	$3,750
Senior notes	1,000	1,000
Other	8	17
Total debt	4,008	4,767
Unamortized original issue discount and unamortized deferred financing costs	(65)	(88)
Total debt, net of original issue discount and deferred financing costs	3,943	4,679
Less current portion of long-term debt	(42)	(36)
Total long-term debt, net of current portion	$3,901	$4,643
Credit Facility
On September 27, 2024, in connection with the consummation of the Transaction, we repaid all outstanding borrowings and other amounts under the prior first lien credit agreement and the prior second lien credit agreement dated as of January 31, 2020, as amended, (together, the “Prior Credit Agreements”) and the Prior Credit Agreements were terminated on September 27, 2024.
On September 27, 2024, we entered into a Credit Agreement (the “Credit Agreement”), by and among Amentum, the borrowing subsidiaries from time to time party thereto, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, for a new senior secured credit facility (the “Credit Facility”). The Credit Facility provides for a seven year, $3,750 million term facility (“Term Loan”) and a five year, $850 million revolving facility (“Revolver”) including a $200 million letter of credit subfacility and a $100 million swingline subfacility. The Credit Agreement was originally entered into by Amentum Parent Holdings LLC, and Amentum became a party to, and a borrower under the Credit Agreement as a result of the merger between Amentum and Amentum Parent Holdings LLC entered into in connection with the Transaction. A portion of the Term Loan, in the amount of $1,130 million, was originally borrowed on September 27, 2024 by Amentum under a separate term credit agreement, also entered on September 27, 2024, but immediately after the effective time of the merger, that separate term credit agreement was superseded and replaced in its entirety by the Credit Agreement, and such portion of the term facility is now outstanding under, and governed by, the Credit Agreement. The remaining $2,620 million of the term facility was borrowed on September 27, 2024. The Revolver and the Term Loan mature on September 27, 2029 and September 27, 2031, respectively. The Credit Facility is secured by substantially all of our assets and guaranteed by substantially all of our domestic subsidiaries.
A portion of the Credit Facility was used, together with other cash sources, to repay in full all outstanding borrowings and other amounts under the Prior Credit Agreements and to pay related fees and expenses related to the financing and the related transactions. Proceeds of the Revolver under the Credit Agreement may be used for general corporate purposes.
In fiscal year 2025, we made voluntary principal payments on the Term Loan of approximately $191 million, $250 million and $281 million on June 27, 2025, July 31, 2025 and September 30, 2025, respectively, and as a result, we recognized $12 million of cost within loss on extinguishment of debt in the consolidated statements of operations during the fiscal year ended October 3, 2025. Due to the debt modification in fiscal year 2024, we recognized $31 million of debt issuance costs presented within loss on extinguishment of debt in the consolidated statements of operations for the year ended September 27, 2024. Further, we recognized $14 million of costs due to a loss on the debt modification presented within loss on extinguishment of debt in the consolidated statements of operations during the fiscal year ended September 27, 2024. There was no such charge during the year ended September 29, 2023.
As of October 3, 2025 and September 27, 2024, the available borrowing capacity under the Credit Facility was $766 million and $808 million, respectively, and included $84 million and $42 million, respectively, in issued letters of credit. As of October 3, 2025 and September 27, 2024, there were no amounts borrowed under the Revolver.
Interest Rates on Term Loan
Under the Credit Facility, the interest rate per annum applicable to the Term Loan is, at the Company’s option, equal to either the Alternate Base Rate (“ABR”) plus 1.25% or the Term Secured Overnight Financing Rate (“SOFR”) plus 2.25%. The interest rate per annum shall be reduced by 0.25% in the event certain corporate ratings are achieved. The ABR is the rate equal to the highest of (a) the Prime Rate in effect on such day, (b) the New York Federal Reserve Bank (“NYFRB”) Rate in effect on such day plus 0.50% or (c) SOFR for a one-month interest period as published two U.S. Government Securities Business Days prior to such day plus 1.00%.
Term Loan Amortization Payments and Prepayments
Under the Credit Facility, we are required to make quarterly principal amortization payments equal to 0.25% of the original principal amount of the Term Loan, which commenced on March 31, 2025, with the remainder of the principal being due at maturity. Any repayments and prepayments of borrowings under the term facility may not be reborrowed. Beginning with fiscal year 2026, the Credit Facility contains an annual requirement to submit a portion of our excess cash flow (as defined in the Credit Facility), within ten business days of delivering annual financial statements, as a Term Loan prepayment. No such prepayments have been required or made.
Interest Rates on Revolver & Swingline Loans
Under the Credit Facility, borrowings under the Revolver are available in U.S. dollars, Canadian dollars, euro and Sterling. The interest rate per annum applicable to the Revolver, at the Company's option, is equal to either the ABR or Canadian Prime Rate plus 0.50% to 1.25% or the Term SOFR, EURIBOR or Term Canadian Overnight Report Rate Average (“CORRA”) plus 1.50% to 2.25% based on our first lien leverage ratio.
Interest Rates on Letter of Credit Subfacility and Unused Commitment Fees
Under the Credit Facility, a portion of the revolving facility is available for the issuance of letters of credit in U.S. dollars, Canadian dollars, euro, Sterling and certain other foreign currencies. The interest rate per annum applicable to the letter of credit subfacility is equal to a range between 1.50% to 2.25% based on our first lien leverage ratio. All of our letters of credit under the Credit Facility are also subject to a 0.125% fronting fee. The unused commitment fee on our Revolver is 0.25% to 0.40% based on our first lien leverage ratio.
Covenants
The Credit Agreement contains customary prepayment rights and customary mandatory prepayments, as well as customary affirmative and negative covenants that apply to Amentum and its restricted subsidiaries, including limitations on indebtedness, liens, restricted payments, restricted debt payments, investments, burdensome agreements, disposition of assets, transactions with affiliates, conduct of business and fundamental changes. The Term Loan does not include any financial maintenance covenants. The Revolver includes a financial maintenance covenant that requires, in certain circumstances tied to the usage of the Revolver and commenced with the second full fiscal quarter ended after September 27, 2024, compliance with a maximum first lien net leverage ratio of 5.25 to 1.00, stepping down to 5.00 to 1.00 commencing with the fifth full fiscal quarter ending after September 27, 2024. A breach of the financial maintenance covenant will only result in a default or event of default with respect to the Term Loan if the lenders under the Revolver have, as a result of such breach, demanded repayment of the obligations under the Revolver or otherwise accelerated such obligations (and terminated the commitments under the Revolver) and such demand or acceleration has not been rescinded.
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
Senior Notes
In connection with the consummation of the Transaction, on August 13, 2024, the Company completed an offering of $1.0 billion in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”). The proceeds of the notes offering were initially funded into escrow and released concurrently with the consummation of the merger. Interest on the Senior Notes accrues at the rate of 7.250% per annum and is payable on February 1 and August 1 of each year, which commenced on February 1, 2025.
The Senior Notes are governed by the terms of the indenture dated as of August 13, 2024 (the “Indenture”), among Amentum Holdings, Inc., the Guarantors (as defined below) and U.S. Bank Trust Company National Association, as trustee (the “Trustee”) and collateral agent (the “Collateral Agent”). The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by (1) the Company, and (2) our wholly-owned domestic restricted subsidiaries that currently guarantee the Credit Facility (the “Guarantors”).
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
The Senior Notes may be redeemed at the following prices (expressed as a percentage of the principal amount), plus accrued and unpaid cash interest, if any, if redeemed during the 12-month period commencing on August 1 of the years set forth below:

Redemption date	Price
On or after August 1, 2027	103.625%
On or after August 1, 2028	101.813%
On August 1, 2029 and thereafter	100.000%
Debt Maturity Schedule
Future principal maturities of the Company’s long-term debt as of October 3, 2025 are as follows:

Year Ending September 30,	(Amounts in millions)
2026	$43
2027	39
2028	38
2029	38
2030	38
Thereafter	3,812
Total	$4,008
Cash Flow Hedges
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objective is to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company entered into several interest rate swaps with an aggregate notional value of $1.6 billion that were designated as cash flow hedges, in which the Company will pay at the fixed rate and receive payment at a floating rate indexed to the three-month term SOFR through maturity. The swaps mature at various dates through January 31, 2027. The change in fair value of the interest rate swaps is presented within accumulated other comprehensive income on our consolidated balance sheet and subsequently reclassified into interest expense and other, net on our consolidated statements of income and comprehensive loss in the period when the hedged transaction affects earnings. See Note 13 — Fair Value of Financial Assets and Liabilities and Note 17 — Accumulated Other Comprehensive Income (Loss) for additional information.
Note 13 — Fair Value of Financial Assets and Liabilities
ASC 820 — Fair Value Measurements and Disclosures establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis and the level they fall within the fair value hierarchy (in millions):

			Fair Value
Description	Classification	Fair Value Hierarchy	October 3, 2025	September 27, 2024
Interest rate swaps	Prepaid expenses and other current assets	Level 2	$3	$8
Interest rate swaps	Other long-term assets	Level 2	—	1
Interest rate swaps	Other current liabilities	Level 2	(4)	(3)
Interest rate swaps	Other long-term liabilities	Level 2	(2)	(13)
Note 14 — Leases
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
Short-term lease rental expense was $53 million, $40 million and $42 million for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively.
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
The following tables present our operating leases as of October 3, 2025 and September 27, 2024:

		As of
(Amounts in millions)	Classification	October 3, 2025	September 27, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$211	$250
Total leased assets		$211	$250

Liabilities
Current
Current portion of operating lease liabilities	Other current liabilities	$67	$67
Noncurrent
Long-term portion of operating lease liabilities	Other long-term liabilities	157	193
Total lease liabilities		$224	$260

Maturity of Lease Liabilities
(Amounts in millions)	Operating Leases
September 30, 2026	$76
September 30, 2027	60
September 30, 2028	45
September 30, 2029	29
September 30, 2030	17
Thereafter	22
Total lease payments	249
Less: imputed interest	(25)
Present value of lease liabilities (1)	$224
(1)As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

	As of
Lease Term and Discount Rate	October 3, 2025	September 27, 2024
Weighted average remaining lease term (years)	4.4	4.4
Weighted average discount rate	4.6%	4.0%
The following tables present selected financial information for the years ended October 3, 2025, September 27, 2024 and September 29, 2023:

Lease Cost		For the years ended
(Amounts in millions)	Classification	October 3, 2025	September 27, 2024	September 29, 2023
Operating lease cost	Cost of revenues	$34	$44	$40
	Selling, general and administrative expenses	69	16	24
Net lease cost		$103	$60	$64

Other Information	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating lease payments	$95	$58	$68
Operating lease right-of-use assets obtained in exchange for new operating lease liability	31	4	1
Note 15 — Related Parties
Related Party Receivables
The Company has related party receivables due from our equity method investments, discussed further in Note 16 — Joint Ventures.
Consulting and Management Fees
We previously had a Master Consulting and Advisory Services agreement (“Consulting Agreement”) with American Securities LLC and Lindsay Goldberg LLC where, pursuant to the terms of the agreement, they made personnel available to us for the purpose of providing certain management and advisory services. We incurred $4 million of consulting fees in conjunction with the Consulting Agreement for the each of the years ended September 27, 2024 and September 29, 2023. There was no such expense during the year ended October 3, 2025.
Capital Contribution
In fiscal year 2024, immediately prior to the Transaction, Amentum Equityholder contributed $235 million in cash to the Company.
Note 16 — Joint Ventures
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
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of October 3, 2025 and September 27, 2024:

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Cash and cash equivalents	$167	$160
Current assets	191	322
Non-current assets	—	2
Total assets	$358	$484

Current liabilities	$146	$190
Non-current liabilities	—	1
Total liabilities	146	191

Total Amentum equity	153	228
Non-controlling interests	59	65
Total equity	212	293
Total liabilities and equity	$358	$484
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the years ended October 3, 2025, September 27, 2024 and September 29, 2023:

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Revenues	$1,489	$370	$334
Cost of revenues	(1,371)	(337)	(281)
Net income including non-controlling interests	108	29	50
The Company has an ownership share in approximately 30 active joint ventures that were determined to be VIEs and are accounted for as equity method investments and the Company’s ownership percentages generally range from 25% to 50%. The following table presents selected financial information for our unconsolidated joint ventures, included as equity method investments on the consolidated balance sheets, as of October 3, 2025 and September 27, 2024:

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Current assets	$1,120	$701
Non-current assets	49	43
Total assets	$1,169	$744

Current liabilities	$740	$422
Non-current liabilities	17	16
Total liabilities	757	438
Joint ventures' equity	412	306
Total liabilities and joint ventures' equity	$1,169	$744
The following table presents selected financial information for our equity method investments for the years ended October 3, 2025, September 27, 2024 and September 29, 2023:

	For the years ended
(Amounts in millions)	October 3, 2025	September 27, 2024	September 29, 2023
Revenues	$3,603	$2,634	$2,373
Cost of revenues	(3,357)	(2,442)	(2,215)
Net income including non-controlling interests	207	183	152

Related party receivables due from our equity method investments were $63 million and $37 million as of October 3, 2025 and September 27, 2024, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $276 million, $126 million and $45 million for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $196 million related to our equity method investments as of October 3, 2025.
Note 17 — Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for the years ended October 3, 2025, September 27, 2024 and September 29, 2023 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 30, 2022	$—	$(8)	$22	$(5)	$9
Other comprehensive income (loss) before reclassification	27	3	26	(14)	42
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	(2)	1	(3)
Balance at September 29, 2023	25	(5)	46	(18)	48
Other comprehensive (loss) income before reclassification	(31)	8	11	2	(10)
Amounts reclassified from accumulated other comprehensive (loss) income	(16)	—	(2)	3	(15)
Balance at September 27, 2024	(22)	3	55	(13)	23
Other comprehensive income (loss) before reclassification	21	3	3	(4)	23
Amounts reclassified from accumulated other comprehensive (loss) income	(7)	—	(1)	2	(6)
Balance at October 3, 2025	$(8)	$6	$57	$(15)	$40
Note 18 — Segment Information
We operate our business activities and report financial results as two reportable segments: Digital Solutions (“DS”) and Global Engineering Solutions (“GES”).
The Digital Solutions segment provides advanced digital and data-driven solutions including intelligence analytics, space system development, cybersecurity, and next generation IT across the federal government and commercial clients.
The Global Engineering Solutions segment provides large-scale environmental remediation, nuclear power solutions, platform engineering, sustainment and supply chain management across all seven continents for the U.S. government and allied nations.
The presentation of financial results as two reportable segments is consistent with the way the Company operates its business and the manner in which our chief operating decision maker (“CODM”), currently our Chief Executive Officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The CODM evaluates the performance of our segments based on revenues and Adjusted EBITDA. Adjusted EBITDA is most comparable to net income (loss) attributable to common shareholders prepared based on GAAP. The Company defines Adjusted EBITDA as net income (loss) attributable to common shareholders adjusted for interest expense and other, net, provision for income taxes, depreciation and amortization, and certain discrete items that are not considered in the evaluation of ongoing operating performance. These discrete items include acquisition, transaction, and integration costs, non-cash gains and losses, loss on extinguishment of debt, utilization of certain fair market value adjustments assigned in purchase accounting, and stock-based compensation. While we believe Adjusted EBITDA is a useful metric in evaluating operating performance by allowing better evaluation of underlying segment performance and better period-to-period comparability, it is not a metric defined by GAAP and may not be comparable to non-GAAP metrics presented by other companies.
In fiscal year 2025, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Amongst other amendments, the standard requires disclosure of significant segment expenses that are regularly provided to the CODM. Cost of revenues is the significant expense that is regularly provided to the Company's CODM, and includes direct contract costs such as labor, materials, and subcontractor costs, allocations of indirect costs, and depreciation expense related to property and equipment directly attributable to contracts.
The following table presents segment information provided to the CODM and reconciles segment Adjusted EBITDA to net income (loss) attributable to common shareholders, with prior year performance measures recast to reflect the current reportable segment structure:

	For the years ended
	October 3, 2025			September 27, 2024			September 29, 2023
(Amounts in millions)	DS	GES	Total	DS	GES	Total	DS	GES	Total
Revenues	$5,543	$8,850	$14,393	$1,981	$6,407	$8,388	$1,899	$5,966	$7,865
Cost of revenues	(4,924)	(7,956)	(12,880)	(1,761)	(5,829)	(7,590)	(1,659)	(5,424)	(7,083)
Other segment expenses (1)	(182)	(227)	(409)	(61)	(119)	(180)	(81)	(105)	(186)
Adjusted EBITDA attributable to Amentum Holdings, Inc.	$437	$667	$1,104	$159	$459	$618	$159	$437	$596
Depreciation expense			(40)			(23)			(27)
Amortization of intangibles			(479)			(228)			(298)
Interest expense and other, net			(353)			(438)			(397)
Non-controlling interests			(7)			(1)			(7)
Acquisition, transaction and integration costs (2)			(85)			(62)			(39)
Non-cash GAAP expense (gain) (3)			—			69			(186)
Loss on extinguishment of debt (4)			(12)			(45)			—
Utilization of fair market value adjustments (5)			8			5			21
Stock-based compensation (6)			(21)			(18)			(3)
Income (loss) before income taxes			115			(123)			(340)
Provision for income taxes			(56)			40			19
Net income (loss) including non-controlling interests			59			(83)			(321)
Net income (loss) attributable to non-controlling interests			7			1			7
Net income (loss) attributable to common shareholders			$66			$(82)			$(314)
(1)    Represents the difference between segment revenues, costs of revenues, and Adjusted EBITDA attributable to Amentum Holdings, Inc. Other segment expenses primarily includes selling, general, and administrative expenses, and equity earnings of non-consolidated subsidiaries and excludes certain discrete items that are not considered in the evaluation of ongoing performance.
(2)    Represents acquisition, transaction and integration costs, including severance, retention, and other adjustments related to acquisition and integration activities.
(3)    Represents a non-cash goodwill impairment charge and a non-cash gain on acquisition of controlling interest.
(4)    Represents the write-off of debt discount and debt issuance costs as a result of debt modifications.
(5)    Represents the periodic utilization of the fair market value adjustments assigned to certain equity method investments and non-controlling interests based on the remaining period of performance for the related contract.
(6)    Represents non-cash compensation expenses recognized for stock-based arrangements.
Asset information by segment is not a key measure of performance used by the CODM.
Note 19 — Composition of Certain Financial Statement Captions
The following tables present financial information of certain consolidated balance sheet captions.
Prepaid expenses and other current assets

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Prepaid expenses	$87	$81
Prepaid taxes	57	47
Prepaid supplies and materials	18	23
Other current assets	35	80
Total prepaid expenses and other current assets	$197	$231
Property and equipment, net

		As of
(Amounts in millions)	Useful Lives	October 3, 2025	September 27, 2024
Aircraft	5 to 10 years	$13	$13
Buildings	20 to 40 years	14	14
Computers and related equipment	1 to 5 years	37	34
Finance lease right-of-use assets	Shorter of lease term or useful life	20	20
Leasehold improvements	Shorter of lease term or useful life	38	42
Office furniture and fixtures	1 to 7 years	10	19
Vehicles and equipment	1 to 10 years	92	80
Gross property and equipment		224	222
Less accumulated depreciation		(110)	(78)
Total property and equipment, net		$114	$144
Depreciation expense was $40 million, $23 million and $27 million for the years ended October 3, 2025, September 27, 2024 and September 29, 2023, respectively. As of October 3, 2025, September 27, 2024 and September 29, 2023, Property and equipment, net, also included the accrual for property additions in accounts payable of $3 million, $1 million and $2 million, respectively.
Accrued compensation and benefits

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Wages, compensation and other benefits	$448	$421
Accrued vacation	257	275
Total accrued compensation and benefits	$705	$696

Other current liabilities

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Contract losses	$170	$61
Current portion of operating lease liabilities	67	67
MARPA payable	49	39
Reserves	46	50
Customer payables	42	33
Income tax payable	13	17
Accrued other taxes	36	42
Other	65	47
Total other current liabilities	$488	$356
Other long-term liabilities

	As of
(Amounts in millions)	October 3, 2025	September 27, 2024
Operating lease liabilities	$157	$193
Reserves	113	185
Other	55	66
Total other long-term liabilities	$325	$444
Note 20 — Earnings (Loss) Per Share
For the periods prior to September 27, 2024, the Company retrospectively adjusted the weighted average shares used in determining loss per share to reflect the conversion of the ownership interests of Amentum Parent Holdings LLC held by AJVLP that converted into 90,021,804 shares of the Company’s common stock at Transaction close. As discussed in Note 11 — Stock-Based Compensation certain employees of the Company were granted stock-based compensation in the form of Class B Time-Vested and Performance-Vested units of AJVLP. The compensation expense associated with such awards is recognized in the Company’s financial statements, however as such shares represent outstanding equity of AJVLP, and not of the Company, such awards do not impact the Company’s calculation of the weighted average shares outstanding.
For the year ended September 27, 2024, Jacobs’ restricted stock units converted to Amentum time-based restricted stock were excluded from the computation of diluted loss per share because inclusion of these amounts would have had an anti-dilutive effect. There were no anti-dilutive shares in fiscal year 2025 or 2023.
Basic and diluted earnings (loss) per share are computed as follows (in millions, except per share data):

	For the years ended
	October 3, 2025	September 27, 2024	September 29, 2023
Net income (loss) attributable to common shareholders	$66	$(82)	$(314)
Weighted-average number of basic shares outstanding during the period	243	91	90
Dilutive effect of RSUs	1	—	—
Weighted-average number of diluted shares outstanding during the period	244	91	90
Basic earnings (loss) per share	$0.27	$(0.90)	$(3.49)
Diluted earnings (loss) per share	$0.27	$(0.90)	$(3.49)

Note 21 — Legal Proceedings and Commitments and Contingencies
The Company is involved in various claims, disputes and administrative proceedings arising in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that an unfavorable result and/or liability will be incurred and the cost of the unfavorable result or liability can be reasonably estimated. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013 Framework), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that Amentum Holdings Inc.’s internal control over financial reporting was effective as of October 3, 2025.

The effectiveness of the Company’s internal control over financial reporting as of October 3, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is set forth below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Amentum Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Amentum Holdings, Inc.’s internal control over financial reporting as of October 3, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Amentum Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 3, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 3, 2025 and September 27, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended October 3, 2025, and the related notes, and our report dated November 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia
November 25, 2025

Item 9B. Other Information
During the three months ended October 3, 2025, neither the Company nor any director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
The Information required by Items 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, as set forth below.
Item 10. Directors, Executive Officers and Corporate Governance
Except for the specific disclosures below, the information required by this Item 10 is included in our Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year under the headings “Proposal 1 – Election of Directors”, and “Corporate Governance and General Information Concerning the Board of Directors and Committees” and is herein incorporated by reference. Our Insider Trading Policy is included within the “Corporate Governance and General Information Concerning the Board of Directors and Committees” section of the Proxy Statement for the 2026 Annual Meeting of Shareholders.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. That code, our Code of Ethics for Senior Financial Officers, is posted in the “Investor Relations – Governance – Governance Documents” section of our website at www.amentum.com and a printed copy of such code will be furnished free of charge to any shareholder who requests a copy.
We intend to disclose any amendment to the Code of Ethics for Senior Financial Officers that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, and any waiver from a provision of the Code of Ethics for Senior Financial Officers granted to any director, principal executive officer, principal financial officer, principal accounting officer, or any other executive officer of the Company, in the “Investor Relations” section of our website at www.amentum.com within four business days following the date of such amendment or waiver. The information on our website is not incorporated by reference into and is not a part of this report.
Corporate Governance Guidelines
We have adopted a set of corporate governance guidelines in accordance with the requirements of Section 303A of the New York Stock Exchange Listed Company Manual. That code, our Corporate Governance Guidelines, is posted in the “Investor Relations – Governance – Governance Documents” section of our website at www.amentum.com and a printed copy will be furnished free of charge to any shareholder who requests a copy. The information on our website is not incorporated by reference into and is not a part of this report.
Item 11. Executive Compensation
The information required by this Item 11 will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed within 120 days after the end of the company’s fiscal year.

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
(3) Exhibits: The exhibits, which are filed with this Annual Report on Form 10-K or which are incorporated herein are set forth in the Exhibit Index.

		Filed with this Form 10-K	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Merger, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.		10	September 13, 2024	2.1
2.2	Amendment to Agreement and Plan of Merger, dated August 26, 2024, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.		10	September 13, 2024	2.2
2.3	Separation and Distribution Agreement, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parent Holdings LLC and Amentum Joint Venture LP.		10	September 13, 2024	2.3
3.1	Certificate of Incorporation of Amentum Holdings, Inc., as amended to date.		8-K	October 3, 2024	3.1
3.2	By-laws of Amentum Holdings, Inc., as amended to date		8-K	October 3, 2024	3.2
4.1	Indenture, dated as of August 13, 2024, between Amentum Escrow Corporation and U.S. Bank Trust Company, National Association, as trustee.		8-K/A	October 3, 2024	4.1
4.2	Form of 7.250% Senior Note due 2032 (included in Exhibit 4.1).		8-K/A	October 3, 2024	4.2
4.3	First Supplemental Indenture, dated as of September 27, 2024, between the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.		8-K/A	October 3, 2024	4.3
4.4	Second Supplemental Indenture, dated as of September 27, 2024, between Amazon Holdco Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K/A	October 3, 2024	4.4
4.5	Third Supplemental Indenture, dated as of December 10, 2024, between Amazon Holdco Inc. and U.S. Bank Trust Company, National Association, as trustee.		10-Q	February 5, 2025	4.1
4.6	Description of the Company’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934.		10-K	December 17, 2024	4.5
10.1	Credit Agreement, dated as of September 27, 2024, by and among Amentum Holdings, Inc. (as successor in interest to Amentum Parent Holdings LLC), the borrowing subsidiaries from time to time party thereto, the lenders from time to time party hereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K/A	October 3, 2024	10.1
10.2	Transition Services Agreement by and between Jacobs Solutions Inc. and Amazon Holdco Inc.		8-K	October 3, 2024	10.2
10.3	Project Services Agreement by and between Jacobs Solutions Inc. and Amazon Holdco Inc.		8-K	October 3, 2024	10.3
10.4	Tax Matters Agreement by and between Jacobs Solutions Inc., Amazon Holdco Inc., Amentum Parents Holdings LLC and Amentum Joint Venture LP.		8-K	October 3, 2024	10.4

10.5	Registration Rights Agreement by and between Amazon Holdco Inc. and Jacobs Solutions Inc.		8-K	October 3, 2024	10.5
10.6	Stockholders Agreement by and between Amazon Holdco Inc. and Amentum Joint Venture LP.		8-K	October 3, 2024	10.6
10.7	Form of Indemnification Agreement		8-K	October 3, 2024	10.7
10.8	Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	October 3, 2024	10.8
10.9	Amentum Holdings, Inc. Employee Stock Purchase Plan *		8-K	October 3, 2024	10.9
10.10	Jacobs Technology Inc. Executive Deferral Plan *		8-K	October 3, 2024	10.10
10.11	Amentum Holdings, Inc. Severance Plan for Key Employees *		8-K	November 13, 2024	10.1
10.12	Form of Restricted Stock Unit Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	November 13, 2024	10.2
10.13	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	November 13, 2024	10.3
10.14	Form of Performance Share Unit Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	November 13, 2024	10.4
10.15	Form of Option Award Agreement for grants under the Amentum Holdings, Inc. 2024 Stock Incentive Plan *		8-K	January 30, 2025	10.1
10.16	Employment Agreement by and between Steven J. Demetriou and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.5
10.17	Employment Agreement by and between John E. Heller and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.6
10.18	Employment Agreement by and between Travis B. Johnson and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.7
10.19	Employment Agreement by and between Stephen Arnette and Amentum Holdings, Inc. *		8-K	November 13, 2024	10.8
10.20	Employee Matters Agreement, dated November 20, 2023, by and among Jacobs Solutions Inc., Amazon Holdco Inc. and Amentum Parent Holdings LLC.		10	September 13, 2024	10.1
19.1	Amentum Holdings, Inc. Insider Trading Policy		10-K	December 17, 2024	19.1
21.1	Subsidiaries of the Registrant.	X
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		10-K	December 17, 2024	97.1
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Denotes a management contract, compensatory plan, or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMENTUM HOLDINGS, INC.
Registrant

Date:	November 25, 2025	By:	/s/ John E. Heller
John E. Heller
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John E. Heller	Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2025
John E. Heller

/s/ Travis B. Johnson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 25, 2025
Travis B. Johnson

/s/ Steven J. Demetriou	Executive Chairman of the Board of Directors	November 25, 2025
Steven J. Demetriou

/s/ Benjamin Dickson	Lead Independent Director	November 25, 2025
Benjamin Dickson

/s/ General Vincent K. Brooks	Director	November 25, 2025
General Vincent K. Brooks

/s/ General Ralph E. Eberhart	Director	November 25, 2025
General Ralph E. Eberhart

/s/ Alan E. Goldberg	Director	November 25, 2025
Alan E. Goldberg

/s/ Leslie Ireland	Director	November 25, 2025
Leslie Ireland

/s/ Barbara L. Loughran	Director	November 25, 2025
Barbara L. Loughran

/s/ Sandra E. Rowland	Director	November 25, 2025
Sandra E. Rowland

/s/ Christopher M.T. Thompson	Director	November 25, 2025
Christopher M.T. Thompson

/s/ Russell Triedman	Director	November 25, 2025
Russell Triedman

/s/ John Vollmer	Director	November 25, 2025
John Vollmer

/s/ Connor Wentzell	Director	November 25, 2025
Connor Wentzell