Form 10-Q
period 2026-01-02
Amentum Holdings, Inc.
filed 2026-02-10
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 6, 2026, there were 243,935,176 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

AMENTUM HOLDINGS, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except per share data)

	January 2, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$247	$437
Accounts receivable, net	2,526	2,479
Prepaid expenses and other current assets	187	197
Total current assets	2,960	3,113
Property and equipment, net	108	114
Equity method investments	218	196
Goodwill	5,703	5,703
Intangible assets, net	1,861	1,955
Other long-term assets	348	379
Total assets	$11,198	$11,460
LIABILITIES
Current liabilities:
Current portion of long-term debt	$41	$42
Accounts payable	871	892
Accrued compensation and benefits	526	705
Contract liabilities	203	227
Other current liabilities	447	488
Total current liabilities	2,088	2,354
Long-term debt, net of current portion	3,894	3,901
Deferred tax liabilities	257	260
Other long-term liabilities	297	325
Total liabilities	6,536	6,840
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 243,770,575 shares issued and outstanding at January 2, 2026 and 243,464,776 shares issued and outstanding at October 3, 2025.	2	2
Additional paid-in capital	4,931	4,924
Retained deficit	(417)	(461)
Accumulated other comprehensive income	40	40
Total Amentum shareholders' equity	4,556	4,505
Non-controlling interests	106	115
Total shareholders' equity	4,662	4,620
Total liabilities and shareholders' equity	$11,198	$11,460
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended
	January 2, 2026	December 27, 2024
Revenues	$3,237	$3,416
Cost of revenues	(2,911)	(3,055)
Selling, general, and administrative expenses	(115)	(130)
Amortization of intangibles	(94)	(120)
Equity earnings of non-consolidated subsidiaries	21	21
Operating income	138	132
Interest expense and other, net	(74)	(87)
Income before income taxes	64	45
Provision for income taxes	(20)	(24)
Net income including non-controlling interests	44	21
Less: net income attributable to non-controlling interests	—	(9)
Net income attributable to common shareholders	$44	$12

Earnings per share:
Basic	$0.18	$0.05
Diluted	$0.18	$0.05
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended
	January 2, 2026	December 27, 2024
Net income including non-controlling interests	$44	$21
Other comprehensive income:
Net unrealized gain on interest rate swaps	1	22
Foreign currency translation adjustments	(1)	(18)
Other comprehensive income	—	4
Income tax provision related to items of other comprehensive income	—	(4)
Other comprehensive income, net of tax	—	—
Comprehensive income	44	21
Net income attributable to non-controlling interests	—	(9)
Comprehensive income attributable to common shareholders	$44	$12
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at October 3, 2025	243	$2	$4,924	$(461)	$40	$4,505	$115	$4,620
Net income including non-controlling interests	—	—	—	44	—	44	—	44
Issuances of common stock	1	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation and other	—	—	7	—	—	7	—	7
Balance at January 2, 2026	244	$2	$4,931	$(417)	$40	$4,556	$106	$4,662

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
Net income including non-controlling interests	—	—	—	12	—	12	9	21
Distributions to non-controlling interests	—	—	—	—	—	—	(13)	(13)
Stock-based compensation and other	—	—	3	—	—	3	—	3
Balance at December 27, 2024	243	$2	$4,965	$(515)	$23	$4,475	$88	$4,563
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Three Months Ended
	January 2, 2026	December 27, 2024
Cash flows from operating activities
Net income including non-controlling interests	$44	$21
Adjustments to reconcile net income including non-controlling interests to net cash (used in) provided by operating activities:
Depreciation	12	9
Amortization of intangibles	94	120
Equity earnings of non-consolidated subsidiaries	(21)	(21)
Distributions from equity method investments	25	21
Deferred income taxes	(3)	(15)
Stock-based compensation	7	3
Other	2	5
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(48)	(27)
Prepaid expenses and other assets	41	35
Accounts payable, contract liabilities, and other current liabilities	(99)	(31)
Accrued compensation and benefits	(178)	(6)
Other long-term liabilities	(12)	(4)
Net cash (used in) provided by operating activities	(136)	110
Cash flows from investing activities
Payments for property and equipment	(6)	(8)
Contributions to equity method investments	(42)	(1)
Return of capital from equity method investments	15	—
Other	—	1
Net cash used in investing activities	(33)	(8)
Cash flows from financing activities
Borrowings on revolving credit facilities	1,120	210
Payments on revolving credit facilities	(1,120)	(210)
Repayments of borrowings under the credit agreement	(9)	—
Distributions to non-controlling interests	(9)	(13)
Other	(2)	(3)
Net cash used in financing activities	(20)	(16)
Effect of exchange rate changes on cash	(1)	(16)
Net change in cash and cash equivalents	(190)	70
Cash and cash equivalents, beginning of period	437	452
Cash and cash equivalents, end of period	$247	$522
Supplemental disclosure of cash flow information
Income taxes paid, net of receipts	$(3)	$(6)
Interest paid	$(47)	$(39)
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
The accompanying unaudited condensed consolidated financial statements of the Company include the assets, liabilities, results of operations, comprehensive income and cash flows for the Company, including its wholly-owned subsidiaries and joint ventures that are majority-owned or otherwise controlled by the Company. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, although the Company believes that the disclosures made are adequate to make the information presented not misleading. All intercompany transactions and balances have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report for the fiscal year ended October 3, 2025. The results of operations for the three months ended January 2, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
Note 2 — Recent Accounting Pronouncements
Accounting Standards Updates Issued but Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and usefulness of income tax disclosures. This update requires disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. We plan to adopt ASU 2023-09 using the prospective approach beginning with our annual fiscal year 2026 financial statements.
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
Note 3 — Revenues
Disaggregation of Revenues
The Company disaggregates revenues by customer, contract type, prime contractor versus subcontractor, geographic location and whether the solution provided is primarily Digital Solutions or Global Engineering Solutions. These categories represent how the nature, amount, timing, and uncertainty of revenues and cash flows are affected.
Disaggregated revenues by customer-type were as follows:

	Three Months Ended
	January 2, 2026			December 27, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of War and U.S. Intelligence Community	$711	$1,025	$1,736	$722	$1,046	$1,768
Other U.S. Government Agencies	400	448	848	416	600	1,016
Commercial and International	226	427	653	148	484	632
Total revenues	$1,337	$1,900	$3,237	$1,286	$2,130	$3,416
Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	January 2, 2026			December 27, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$786	$1,059	$1,845	$785	$1,381	$2,166
Fixed-price	380	548	928	359	472	831
Time-and-materials	171	293	464	142	277	419
Total revenues	$1,337	$1,900	$3,237	$1,286	$2,130	$3,416
Disaggregated revenues by prime contractor versus subcontractor were as follows:

	Three Months Ended
	January 2, 2026			December 27, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$1,259	$1,645	$2,904	$1,164	$1,878	$3,042
Subcontractor	78	255	333	122	252	374
Total revenues	$1,337	$1,900	$3,237	$1,286	$2,130	$3,416
Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	Three Months Ended
	January 2, 2026			December 27, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$1,284	$1,206	$2,490	$1,222	$1,263	$2,485
International	53	694	747	64	867	931
Total revenues	$1,337	$1,900	$3,237	$1,286	$2,130	$3,416
Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	Three Months Ended
(Amounts in millions)	January 2, 2026	December 27, 2024
Favorable earnings at completion adjustments	$47	$32
Unfavorable earnings at completion adjustments	(24)	(24)
Net favorable adjustments	$23	$8

Impact on diluted earnings per share attributable to common shareholders (1)	$0.07	$0.02
(1)    The impact on diluted earnings per share attributable to common shareholders is calculated using our statutory tax rate.
Remaining Performance Obligations

As of January 2, 2026, we had a remaining performance obligations balance of $10.8 billion and expect to recognize approximately 76% and 90% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Note 4 — Contract Balances
The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	January 2, 2026	October 3, 2025
Billed and billable receivables	Accounts receivable, net	$1,446	$1,514
Contract assets	Accounts receivable, net	1,017	902
Related party receivables	Accounts receivable, net	63	63
Long-term contract assets	Other long-term assets	70	90
Related party contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(7)	(15)
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(196)	(212)
Contract assets primarily relate to accruals for reimbursable costs and fees in which our right to consideration is conditional. Long-term contract assets relate to a prior acquisition.
We recognized revenues of $127 million and $65 million during the three months ended January 2, 2026 and December 27, 2024, respectively, that was included in Contract liabilities as of October 3, 2025 and September 27, 2024, respectively.
Note 5 — Sales of Receivables
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
The Company's MARPA activity consisted of the following (in millions):

	As of and for the Three Months Ended
	January 2, 2026	December 27, 2024
Beginning balance:	$180	$177
Sales of receivables	879	952
Cash collections	(815)	(945)
Outstanding balance sold to Purchaser (1)	244	184
Cash collected, not remitted to Purchaser (2)	(44)	(18)
Remaining sold receivables	$200	$166
(1)    For the three months ended January 2, 2026 and December 27, 2024, the Company recorded a net cash inflow of $64 million and $7 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of January 2, 2026 and December 27, 2024. This balance is included in Other current liabilities as of the balance sheet date.
Note 6 — Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill for our reportable segments, DS and GES, was $2,260 million and $3,443 million, respectively, as of both January 2, 2026 and October 3, 2025.
Intangible Assets
Intangible assets, net consisted of the following:

	January 2, 2026			October 3, 2025
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Backlog	$661	$(593)	$68	$661	$(586)	$75
Customer relationship intangible assets	2,587	(807)	1,780	2,587	(721)	1,866
Capitalized software	27	(14)	13	27	(13)	14
Total intangible assets, net	$3,275	$(1,414)	$1,861	$3,275	$(1,320)	$1,955
Amortization expense was $94 million and $120 million for the three months ended January 2, 2026 and December 27, 2024, respectively.
Note 7 — Income Taxes
The Company's effective tax rate was 31.3% and 53.3% for the three months ended January 2, 2026 and December 27, 2024, respectively.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three months ended January 2, 2026 and December 27, 2024 was an increase in the valuation allowance against the deferred tax asset related to disallowed interest expense of $4 million and $12 million, respectively.
On July 4, 2025, the One Big, Beautiful Bill Act (“OBBBA”) was enacted, introducing several significant amendments to U.S. income tax legislation including the permanent restoration of EBITDA as the basis for computing business interest expense limitations and the immediate expensing of research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have incorporated these amendments into our fiscal year 2025 and 2026 income tax provisions, as applicable, which impacted the realizability of our deferred tax assets and valuation allowance assessment.
Note 8 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	January 2, 2026	October 3, 2025
Term Loan	$2,991	$3,000
Senior notes	1,000	1,000
Other	7	8
Total debt	3,998	4,008
Unamortized original issue discount and unamortized deferred financing costs	(63)	(65)
Total debt, net of original issue discount and deferred financing costs	3,935	3,943
Less current portion of long-term debt	(41)	(42)
Total long-term debt, net of current portion	$3,894	$3,901
As amended, the Company’s senior secured credit facility (the “Credit Facility”) consists of our term facility (“Term Loan”) maturing on September 27, 2031 and a $850 million revolving facility (“Revolver”) maturing on September 27, 2029, which includes a $200 million letter of credit subfacility and a $100 million swingline subfacility.
The interest rates applicable to the Term Loan are floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate plus an applicable margin based upon net leverage ratio. The Term Loan requires quarterly principal amortization payments of $9 million, which commenced on March 31, 2025, with the remainder of the principal thereunder being due at maturity.
As of January 2, 2026 and October 3, 2025, the available borrowing capacity under the Credit Facility was $768 million and $766 million, respectively, and included $82 million and $84 million, respectively, in issued letters of credit. As of January 2, 2026 and October 3, 2025, there were no amounts borrowed under the Revolver.

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
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of January 2, 2026.
Cash Flow Hedges
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objective is to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company entered into several interest rate swaps with an aggregate notional value of $1.6 billion that were designated as cash flow hedges, in which the Company will pay at the fixed rate and receive payment at a floating rate indexed to the three-month term SOFR through maturity. The swaps mature at various dates through January 31, 2027. The change in fair value of the interest rate swaps is presented within accumulated other comprehensive income on our consolidated balance sheet and subsequently reclassified into interest expense and other, net on our consolidated statements of operations and comprehensive income in the period when the hedged transaction affects earnings.
Note 9 — Joint Ventures
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
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of January 2, 2026 and October 3, 2025:

	As of
(Amounts in millions)	January 2, 2026	October 3, 2025
Cash and cash equivalents	$116	$167
Current assets	192	191
Total assets	$308	$358

Current liabilities	$119	$146
Total liabilities	119	146

Total Amentum equity	132	153
Non-controlling interests	57	59
Total equity	189	212
Total liabilities and equity	$308	$358
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the three months ended January 2, 2026 and December 27, 2024:

	Three Months Ended
(Amounts in millions)	January 2, 2026	December 27, 2024
Revenues	$249	$376
Cost of revenues	(222)	(336)
Net income including non-controlling interests	23	39
The Company has an ownership share in approximately 30 active joint ventures that are accounted for as equity method investments and the Company’s ownership percentages generally range from 25% to 50%. Related party receivables due from our equity method investments were $63 million as of both January 2, 2026 and October 3, 2025. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $50 million and $44 million for the three months ended January 2, 2026 and December 27, 2024, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $218 million related to our equity method investments as of January 2, 2026.
Note 10 — Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for the three months ended January 2, 2026 and December 27, 2024 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax Provision Related to Items of Other Comprehensive Income	Accumulated Other Comprehensive Income

(Amounts in millions)
Balance at October 3, 2025	$(8)	$6	$57	$(15)	$40
Other comprehensive income (loss) before reclassification	1	(1)	—	—	—
Balance at January 2, 2026	$(7)	$5	$57	$(15)	$40

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax Provision Related to Items of Other Comprehensive Income	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 27, 2024	$(22)	$3	$55	$(13)	$23
Other comprehensive income (loss) before reclassification	25	(18)	—	(4)	3
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	—	—	—	(3)
Balance at December 27, 2024	$—	$(15)	$55	$(17)	$23
Note 11 — Segment Information
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

The Company’s segment revenues were as follows:

	Three Months Ended
(Amounts in millions)	January 2, 2026	December 27, 2024
DS	$1,337	$1,286
GES	1,900	2,130
Total	$3,237	$3,416
Adjusted EBITDA is most comparable to net income attributable to common shareholders prepared based on GAAP. The Company defines Adjusted EBITDA as net income attributable to common shareholders adjusted for interest expense and other, net, provision for income taxes, depreciation and amortization, and certain discrete items that are not considered in the evaluation of ongoing operating performance. These discrete items include acquisition, transaction, and integration costs, utilization of certain fair market value adjustments assigned in purchase accounting, and stock-based compensation. While we believe Adjusted EBITDA is a useful metric in evaluating operating performance by allowing better evaluation of underlying segment performance and better period-to-period comparability, it is not a metric defined by GAAP and may not be comparable to non-GAAP metrics presented by other companies.
The following table reconciles segment Adjusted EBITDA to net income attributable to common shareholders:

	Three months ended
	January 2, 2026			December 27, 2024
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Revenues	$1,337	$1,900	$3,237	$1,286	$2,130	$3,416
Cost of revenues	(1,185)	(1,726)	(2,911)	(1,137)	(1,918)	(3,055)
Other segment expenses (1)	(49)	(14)	(63)	(49)	(50)	(99)
Adjusted EBITDA attributable to Amentum Holdings, Inc.	$103	$160	$263	$100	$162	$262
Depreciation			(12)			(9)
Amortization of intangibles			(94)			(120)
Interest expense and other, net			(74)			(87)
Non-controlling interests			—			9
Acquisition, transaction and integration costs (2)			(11)			(9)
Utilization of fair market value adjustments (3)			(1)			2
Stock-based compensation (4)			(7)			(3)
Income before income taxes			64			45
Provision for income taxes			(20)			(24)
Net income including non-controlling interests			44			21
Net income attributable to non-controlling interests			—			(9)
Net income attributable to common shareholders			$44			$12
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
(3)    Represents the periodic utilization of the fair market value adjustments assigned to certain equity method investments and non-controlling interests based on the remaining period of performance for the related contract.
(4)    Represents non-cash compensation expenses recognized for stock-based arrangements.
Asset information by segment is not a key measure of performance used by the CODM.
Note 12 — Earnings Per Share
Basic and diluted earnings per share are computed as follows (in millions, except per share data):

	Three Months Ended
	January 2, 2026	December 27, 2024
Net income attributable to common shareholders	$44	$12
Weighted-average number of basic shares outstanding during the period	244	243
Weighted-average number of diluted shares outstanding during the period	244	243
Basic earnings per share	$0.18	$0.05
Diluted earnings per share	$0.18	$0.05
Note 13 — Legal Proceedings and Commitments and Contingencies
The Company is involved in various claims, disputes and administrative proceedings arising in the normal course of business. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that an unfavorable result and/or liability will be incurred and the cost of the unfavorable result or liability can be reasonably estimated. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations and liquidity.
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
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read in conjunction with the Amentum Holdings, Inc. unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 3, 2025. In addition, please see “Information Relating to Forward-Looking Statements” and “Item 1A. Risk Factors” within our Annual Report on Form 10-K for a discussion of the risks, uncertainties and assumptions associated with these statements.
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
In May 2025, the President’s U.S. federal government fiscal year (“GFY”) 2026 budget request was submitted to Congress, which, as compared to GFY 2025 enacted level, maintained defense discretionary spending at $892 billion, reduced non-defense discretionary spending by approximately 21% to $557 billion, and increased defense spending by approximately 13% to $1.01 trillion. Following a government shutdown from October 2, 2025 to November 12, 2025 and a partial government shutdown from January 31, 2026 to February 3, 2026, final appropriations legislation for GFY 2026 was passed on February 3, 2026, excluding the Department of Homeland Security which was funded via a continuing resolution (“CR”) through February 13, 2026. While we view the budget environment as constructive and believe core funding sources for our primary customer-based markets will continue to experience bipartisan tailwinds, there can be no certainty about the level of funding for any particular GFY or that appropriations bills will be passed in a timely manner. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a CR, a temporary measure allowing the government to continue operations at prior year funding levels. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract awards decisions, and other factors.
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
For a discussion of risks, see Part II. Item 1A. Risk Factors in this Report and Part I. Item 1A. Risk Factors in our Fiscal Year 2025 Form 10-K.
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
•Increased global demand for reliable power sources and nuclear energy;
•Increased spending on government-wide modernization priorities;
•Increasing government focus on near-peer competitors and other nation state threats;
•Increasing discretionary spending for homeland security and regional activities in the Western hemisphere;
•Increasing discretionary spending for Indo-Pacific regional activities and initiatives;
•Increasing discretionary spending to improve the readiness of the defense industrial base; and
•Increased investment in advanced technologies (e.g., hypersonics, microelectronics, unmanned, electromagnetic spectrum).

Results of Operations for the Three Months Ended January 2, 2026 and December 27, 2024
The following table presents our results of operations for the periods presented:

	Three Months Ended
	January 2, 2026	December 27, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$3,237	$3,416	$(179)	(5.2)%
Cost of revenues	(2,911)	(3,055)	144	(4.7)
Selling, general, and administrative expenses	(115)	(130)	15	(11.5)
Amortization of intangibles	(94)	(120)	26	(21.7)
Equity earnings of non-consolidated subsidiaries	21	21	—	—
Operating income	138	132	6	4.5
Interest expense and other, net	(74)	(87)	13	(14.9)
Income before income taxes	64	45	19	42.2
Provision for income taxes	(20)	(24)	4	(16.7)
Net income including non-controlling interests	44	21	23	109.5
Less: net income attributable to non-controlling interests	—	(9)	9	(100.0)
Net income attributable to common shareholders	$44	$12	$32	266.7
Revenues — The decrease in revenues was primarily attributable to the impacts from the government shutdowns ($150 million), as well as the transition of certain contracts from consolidated to unconsolidated joint ventures and fiscal year 2025 divestitures ($110 million). The reduction in revenue was partially offset by growth on existing programs and the ramp up of new contract awards.
Cost of revenues — The decrease in cost of revenues was primarily attributable to the decrease in revenues discussed above. As a percentage of revenues, cost of revenues was 89.9% for the three months ended January 2, 2026 compared to 89.4% for the three months ended December 27, 2024.
Selling, general, and administrative expenses (“SG&A”) — The decrease in SG&A was primarily attributable to synergies arising from the spin-off of the Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (and, together with the Critical Mission Solutions business, referred to as “CMS”). SG&A as a percentage of revenues decreased to 3.6% for the three months ended January 2, 2026 from 3.8% for the three months ended December 27, 2024 primarily due to the reduction in SG&A discussed above.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which decreased due to the full amortization of backlog associated with the CMS merger in the prior year.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments partially offset by the utilization of fair market value adjustments assigned to certain equity method investments based on the remaining period of performance for the related contract and was consistent with the three months ended December 27, 2024.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the three months ended December 27, 2024.
Provision for income taxes — The effective tax rate for the three months ended January 2, 2026 was 31.3%, as compared to 53.3% for the three months ended December 27, 2024. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income before income taxes in the respective period.
Net income attributable to non-controlling interests — Net income attributable to non-controlling interests includes the utilization of fair market value adjustments assigned to certain non-controlling interests based on the remaining period of performance for the related contract partially offset by the minority interests in our consolidated joint ventures that are not wholly-owned and decreased due to the completion of certain contracts with follow-on contracts which transitioned to equity method investments.
Segment Results for the Three Months Ended January 2, 2026 and December 27, 2024
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are Revenues and Adjusted EBITDA. The following tables present our performance measures by reportable segment:

Digital Solutions

	Three Months Ended
	January 2, 2026	December 27, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$1,337	$1,286	$51	4%
Adjusted EBITDA	103	100	3	3%
The increase in revenues for the three months ended January 2, 2026, as compared to the three months ended December 27, 2024, was primarily attributable to the ramp up of new contract awards partially offset by the fiscal year 2025 divestiture of Rapid Solutions.
The increase in Adjusted EBITDA for the three months ended January 2, 2026, as compared to the three months ended December 27, 2024, was primarily attributable to the revenue growth factors described above.
Global Engineering Solutions

	Three Months Ended
	January 2, 2026	December 27, 2024	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$1,900	$2,130	$(230)	(11)%
Adjusted EBITDA	160	162	(2)	(1)%
The decrease in revenues for the three months ended January 2, 2026, as compared to the three months ended December 27, 2024, was primarily attributable to the transition of certain contracts from consolidated to unconsolidated joint ventures, a fiscal year 2025 divestiture, and impacts from the government shutdown in the first quarter of fiscal year 2026. The reduction in revenue was partially offset by growth on existing programs and the ramp up of new contract awards.
The decrease in Adjusted EBITDA for the three months ended January 2, 2026, as compared to the three months ended December 27, 2024, was primarily attributable to the change in revenue described above partially offset by strong operational performance.
Revenues by Contract Type
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Critical Accounting Policies” below. The following table summarizes revenues by contract type as a percentage of each reportable segment and total Amentum revenues, for the periods presented:

	Three Months Ended
	January 2, 2026			December 27, 2024
	DS	GES	Total	DS	GES	Total
Cost-plus-fee	59%	56%	57%	61%	65%	64%
Fixed-price	28%	29%	29%	28%	22%	24%
Time-and-materials	13%	15%	14%	11%	13%	12%
Total	100%	100%	100%	100%	100%	100%
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

As of January 2, 2026, the Company had total backlog of $47.2 billion, compared with $45.2 billion as of December 27, 2024, an increase of $2.0 billion primarily due to new contract wins partially offset by revenue recognized on current contracts. Funded backlog as of January 2, 2026 was $6.9 billion.
The Company’s backlog, by reportable segment and in total, consisted of the following (in millions):

	January 2, 2026			December 27, 2024
	DS	GES	Total	DS	GES	Total
Funded backlog	$2,645	$4,232	$6,877	$2,722	$3,883	$6,605
Unfunded backlog	18,329	22,023	40,352	16,171	22,396	38,567
Total backlog	$20,974	$26,255	$47,229	$18,893	$26,279	$45,172
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.
Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the three months ended January 2, 2026, 57% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.
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
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of January 2, 2026.
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
See “Note 5 — Sales of Receivables” and “Note 8 — Debt” of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Cash Flow Information

	Three Months Ended
(Amounts in millions)	January 2, 2026	December 27, 2024
Net cash (used in) provided by operating activities	$(136)	$110
Net cash used in investing activities	(33)	(8)
Net cash used in financing activities	(20)	(16)
Effect of exchange rate changes on cash and cash equivalents	(1)	(16)
Net change in cash and cash equivalents	$(190)	$70
Net cash used in operating activities decreased by $246 million for the three months ended January 2, 2026 when compared to the three months ended December 27, 2024 as a result of $263 million in changes in operating assets and liabilities and a $17 million increase in cash earnings. The changes in operating assets and liabilities was primarily due to an additional pay cycle in the first quarter of fiscal year 2026 as compared to the first quarter of fiscal year 2025 and the impact of the government shutdown.
Net cash used in investing activities increased by $25 million for the three months ended January 2, 2026 when compared to the three months ended December 27, 2024 primarily due to contributions to equity method investments.
Net cash used in financing activities increased by $4 million for the three months ended January 2, 2026 when compared to the three months ended December 27, 2024 primarily due to the principal payment on our Term Loan, which was not required in first quarter of fiscal year 2025, partially offset by distributions to non-controlling interests.
Critical Accounting Policies and Estimates
There have been no significant changes to the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended October 3, 2025.
Recent Accounting Pronouncements
See “Note 2 — Recent Accounting Pronouncements” of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The remaining balance under the Term Loan, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.6 billion related to a portion of our variable rate debt. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the three months ended January 2, 2026 would have fluctuated by approximately $8 million.
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
Changes in Internal Control Over Financial Reporting
Other than changes related to the integration of a human resources information system and the associated payroll processes following the fiscal year 2024 merger with CMS, there have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item is set forth in Note 13 — Legal Proceedings and Commitments and Contingencies in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our Risk Factors disclosed in the Company’s Form 10-K for the year end October 3, 2025.
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

AMENTUM HOLDINGS, INC.
Registrant

Date:	February 10, 2026	By:	/s/ Travis B. Johnson
Travis B. Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)