Form 10-Q
period 2026-04-03
Amentum Holdings, Inc.
filed 2026-05-12
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2026, there were 244,316,319 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

AMENTUM HOLDINGS, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except per share data)

	April 3, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$428	$437
Accounts receivable, net	2,496	2,479
Prepaid expenses and other current assets	173	197
Total current assets	3,097	3,113
Property and equipment, net	105	114
Equity method investments	216	196
Goodwill	5,698	5,703
Intangible assets, net	1,769	1,955
Other long-term assets	285	379
Total assets	$11,170	$11,460
LIABILITIES
Current liabilities:
Current portion of long-term debt	$40	$42
Accounts payable	832	892
Accrued compensation and benefits	618	705
Contract liabilities	180	227
Other current liabilities	421	488
Total current liabilities	2,091	2,354
Long-term debt, net of current portion	3,887	3,901
Deferred tax liabilities	259	260
Other long-term liabilities	230	325
Total liabilities	6,467	6,840
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 244,090,344 shares issued and outstanding at April 3, 2026 and 243,464,776 shares issued and outstanding at October 3, 2025.	2	2
Additional paid-in capital	4,935	4,924
Retained deficit	(363)	(461)
Accumulated other comprehensive income	35	40
Total Amentum shareholders' equity	4,609	4,505
Non-controlling interests	94	115
Total shareholders' equity	4,703	4,620
Total liabilities and shareholders' equity	$11,170	$11,460
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenues	$3,478	$3,491	$6,715	$6,907
Cost of revenues	(3,133)	(3,124)	(6,044)	(6,179)
Selling, general, and administrative expenses	(124)	(145)	(239)	(275)
Amortization of intangibles	(94)	(120)	(188)	(240)
Equity earnings of non-consolidated subsidiaries	24	8	45	29
Operating income	151	110	289	242
Interest expense and other, net	(73)	(86)	(147)	(173)
Income before income taxes	78	24	142	69
Provision for income taxes	(24)	(22)	(44)	(46)
Net income including non-controlling interests	54	2	98	23
Less: net income attributable to non-controlling interests	—	2	—	(7)
Net income attributable to common shareholders	$54	$4	$98	$16

Earnings per share:
Basic	$0.22	$0.02	$0.40	$0.07
Diluted	$0.22	$0.02	$0.40	$0.07
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income including non-controlling interests	$54	$2	$98	$23
Other comprehensive (loss) income:
Net unrealized gain (loss) on interest rate swaps	4	(7)	5	15
Foreign currency translation adjustments	(7)	11	(8)	(7)
Pension adjustments	(1)	—	(1)	—
Other comprehensive (loss) income	(4)	4	(4)	8
Income tax (provision) benefit related to items of other comprehensive (loss) income	(1)	2	(1)	(2)
Other comprehensive (loss) income, net of tax	(5)	6	(5)	6
Comprehensive income	49	8	93	29
Net income attributable to non-controlling interests	—	2	—	(7)
Comprehensive income attributable to common shareholders	$49	$10	$93	$22
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at January 2, 2026	244	$2	$4,931	$(417)	$40	$4,556	$106	$4,662
Net income including non-controlling interests	—	—	—	54	—	54	—	54
Other comprehensive loss, net of tax	—	—	—	—	(5)	(5)	—	(5)
Distributions to non-controlling interests	—	—	—	—	—	—	(12)	(12)
Stock-based compensation and other	—	—	4	—	—	4	—	4
Balance at April 3, 2026	244	$2	$4,935	$(363)	$35	$4,609	$94	$4,703

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at December 27, 2024	243	$2	$4,965	$(515)	$23	$4,475	$88	$4,563
Net income (loss) including non-controlling interests	—	—	—	4	—	4	(2)	2
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Measurement period adjustments	—	—	(63)	—	—	(63)	75	12
Distributions to non-controlling interests	—	—	—	—	—	—	(9)	(9)
Stock-based compensation and other	—	—	5	—	—	5	—	5
Balance at March 28, 2025	243	$2	$4,907	$(511)	$29	$4,427	$152	$4,579

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at October 3, 2025	243	$2	$4,924	$(461)	$40	$4,505	$115	$4,620
Net income including non-controlling interests	—	—	—	98	—	98	—	98
Other comprehensive loss, net of tax	—	—	—	—	(5)	(5)	—	(5)
Issuances of common stock	1	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(21)	(21)
Stock-based compensation and other	—	—	11	—	—	11	—	11
Balance at April 3, 2026	244	$2	$4,935	$(363)	$35	$4,609	$94	$4,703

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
Net income including non-controlling interests	—	—	—	16	—	16	7	23
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Measurement period adjustments	—	—	(63)	—	—	(63)	75	12
Distributions to non-controlling interests	—	—	—	—	—	—	(22)	(22)
Stock-based compensation and other	—	—	8	—	—	8	—	8
Balance at March 28, 2025	243	$2	$4,907	$(511)	$29	$4,427	$152	$4,579
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Six Months Ended
	April 3, 2026	March 28, 2025
Cash flows from operating activities
Net income including non-controlling interests	$98	$23
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	18	18
Amortization of intangibles	188	240
Equity earnings of non-consolidated subsidiaries	(45)	(29)
Distributions from equity method investments	54	35
Deferred income taxes	(2)	(11)
Stock-based compensation	15	8
Other	6	10
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	47	(127)
Prepaid expenses and other assets	51	71
Accounts payable, contract liabilities, and other current liabilities	(250)	(11)
Accrued compensation and benefits	(88)	(46)
Other long-term liabilities	(3)	(14)
Net cash provided by operating activities	89	167
Cash flows from investing activities
Divestitures, net of cash conveyed	(8)	—
Payments for property and equipment	(11)	(12)
Contributions to equity method investments	(52)	(28)
Returns of capital from equity method investments	22	1
Other	(2)	—
Net cash used in investing activities	(51)	(39)
Cash flows from financing activities
Borrowings on revolving credit facilities	1,986	513
Payments on revolving credit facilities	(1,986)	(513)
Repayments of borrowings under the credit agreement	(19)	—
Distributions to non-controlling interests	(21)	(22)
Other	(4)	(6)
Net cash used in financing activities	(44)	(28)
Effect of exchange rate changes on cash	(3)	(6)
Net change in cash and cash equivalents	(9)	94
Cash and cash equivalents, beginning of period	437	452
Cash and cash equivalents, end of period	$428	$546
Supplemental disclosure of cash flow information
Common stock issued for the Transaction	$—	$(63)
Accrued acquisition working capital settlement	—	70
Income taxes paid, net of receipts	(18)	(40)
Interest paid	(130)	(133)
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report for the fiscal year ended October 3, 2025. The results of operations for the three and six months ended April 3, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
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
Disaggregated revenues by customer-type were as follows:

	Three Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of War and U.S. Intelligence Community	$816	$1,065	$1,881	$738	$1,070	$1,808
Other U.S. Government Agencies	421	485	906	405	585	990
Commercial and International	231	460	691	197	496	693
Total revenues	$1,468	$2,010	$3,478	$1,340	$2,151	$3,491

	Six Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of War and U.S. Intelligence Community	$1,527	$2,090	$3,617	$1,460	$2,116	$3,576
Other U.S. Government Agencies	821	933	1,754	821	1,185	2,006
Commercial and International	457	887	1,344	345	980	1325
Total revenues	$2,805	$3,910	$6,715	$2,626	$4,281	$6,907
Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$883	$1,104	$1,987	$861	$1,388	$2,249
Fixed-price	402	580	982	331	476	807
Time-and-materials	183	326	509	148	287	435
Total revenues	$1,468	$2,010	$3,478	$1,340	$2,151	$3,491

	Six Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$1,669	$2,163	$3,832	$1,646	$2,769	$4,415
Fixed-price	782	1,128	1,910	690	948	1,638
Time-and-materials	354	619	973	290	564	854
Total revenues	$2,805	$3,910	$6,715	$2,626	$4,281	$6,907
Disaggregated revenues by prime contractor versus subcontractor were as follows:

	Three Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$1,381	$1,762	$3,143	$1,215	$1,885	$3,100
Subcontractor	87	248	335	125	266	391
Total revenues	$1,468	$2,010	$3,478	$1,340	$2,151	$3,491

	Six Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$2,640	$3,407	$6,047	$2,379	$3,763	$6,142
Subcontractor	165	503	668	247	518	765
Total revenues	$2,805	$3,910	$6,715	$2,626	$4,281	$6,907
Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	Three Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$1,408	$1,300	$2,708	$1,285	$1,300	$2,585
International	60	710	770	55	851	906
Total revenues	$1,468	$2,010	$3,478	$1,340	$2,151	$3,491

	Six Months Ended
	April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$2,692	$2,506	$5,198	$2,507	$2,563	$5,070
International	113	1,404	1,517	119	1,718	1,837
Total revenues	$2,805	$3,910	$6,715	$2,626	$4,281	$6,907
Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Favorable earnings at completion adjustments	$72	$48	$119	$68
Unfavorable earnings at completion adjustments	(50)	(27)	(74)	(40)
Net favorable adjustments	$22	$21	$45	$28

Impact on diluted earnings per share attributable to common shareholders (1)	$0.07	$0.07	$0.15	$0.09
(1)    The impact on diluted earnings per share attributable to common shareholders is calculated using our statutory tax rate.
Remaining Performance Obligations
As of April 3, 2026, we had a remaining performance obligations balance of $10.1 billion and expect to recognize approximately 78% and 92% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Note 4 — Contract Balances

The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	April 3, 2026	October 3, 2025
Billed and billable receivables	Accounts receivable, net	$1,439	$1,514
Contract assets	Accounts receivable, net	999	902
Related party receivables	Accounts receivable, net	58	63
Long-term contract assets	Other long-term assets	—	90
Related party contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(11)	(15)
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(169)	(212)
Contract assets primarily relate to accruals for reimbursable costs and fees in which our right to consideration is conditional. Amounts related to a prior acquisition previously classified as long-term contract assets as of October 3, 2025 are presented as contract assets as of April 3, 2026.
During the three and six months ended April 3, 2026, we recognized revenues of $21 million and $148 million, respectively, compared with $8 million and $73 million of revenues during the three and six months ended March 28, 2025, respectively, that was included in Contract liabilities as of October 3, 2025 and September 27, 2024, respectively.
Note 5 — Sales of Receivables
In March 2024, we entered into a Master Accounts Receivable Purchase Agreement (“MARPA”) with MUFG Bank, Ltd., (the “Purchaser”) for the sale of certain designated eligible U.S. Government receivables. In December 2024, we amended the MARPA with the Purchaser to increase the maximum amount of eligible receivables that can be sold up to a maximum amount of $400 million. In March 2026, we amended the MARPA with the Purchaser to include the sale of certain eligible receivables and to make certain other confirming modifications. Under the MARPA, the Company can sell certain eligible receivables without recourse for any U.S. Government credit risk.
The Company's MARPA activity consisted of the following (in millions):

	As of and for the Six Months Ended
	April 3, 2026	March 28, 2025
Beginning balance:	$180	$177
Sales of receivables	1,960	1,955
Cash collections	(1,889)	(1,912)
Outstanding balance sold to Purchaser (1)	251	220
Cash collected, not remitted to Purchaser (2)	(51)	(44)
Remaining sold receivables	$200	$176
(1)    For the six months ended April 3, 2026 and March 28, 2025, the Company recorded a net cash inflow of $71 million and $43 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of April 3, 2026 and March 28, 2025. This balance is included in Other current liabilities as of the balance sheet date.
Note 6 — Goodwill and Intangible Assets
Goodwill
The table below presents changes in the carrying amount of goodwill by reportable segment for the periods presented:

(Amounts in millions)	DS	GES	Total
Balance as of October 3, 2025	$2,260	$3,443	$5,703
Foreign currency translation	—	(5)	(5)
Balance as of April 3, 2026	$2,260	$3,438	$5,698
Intangible Assets
Intangible assets, net consisted of the following:

	April 3, 2026			October 3, 2025
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Backlog	$661	$(600)	$61	$661	$(586)	$75
Customer relationship intangible assets	2,587	(893)	1,694	2,587	(721)	1,866
Capitalized software	29	(15)	14	27	(13)	14
Total intangible assets, net	$3,277	$(1,508)	$1,769	$3,275	$(1,320)	$1,955
Amortization expense was $94 million and $188 million for the three and six months ended April 3, 2026, respectively, and $120 million and $240 million for the three and six months ended March 28, 2025, respectively.
Note 7 — Income Taxes
The Company's effective tax rate was 30.8% and 31.0% for the three and six months ended April 3, 2026, respectively, and 91.7% and 66.7% for the three and six months ended March 28, 2025, respectively.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three and six months ended April 3, 2026 and March 28, 2025 was an increase in the valuation allowance against the deferred tax asset related to disallowed interest expense of $5 million and $9 million, respectively, for the three and six months ended April 3, 2026, and $17 million and $28 million, respectively, for the three and six months ended March 28, 2025.
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
Note 8 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	April 3, 2026	October 3, 2025
Term Loan	$2,981	$3,000
Senior notes	1,000	1,000
Other	7	8
Total debt	3,988	4,008
Unamortized original issue discount and unamortized deferred financing costs	(61)	(65)
Total debt, net of original issue discount and deferred financing costs	3,927	3,943
Less current portion of long-term debt	(40)	(42)
Total long-term debt, net of current portion	$3,887	$3,901
As amended, the Company’s senior secured credit facility (the “Credit Facility”) consisted of our term facility (“Term Loan”) maturing on September 27, 2031 and a $850 million revolving facility (“Revolver”) maturing on September 27, 2029, which included a $200 million letter of credit subfacility and a $100 million swingline subfacility. The interest rates applicable to the Term Loan were floating interest rates equal to an Alternate Base Rate (“ABR”) or Adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus an applicable margin based upon net leverage ratio. The Term Loan required quarterly principal amortization payments of $9 million, which commenced on March 31, 2025, with the remainder of the principal thereunder being due at maturity. As of April 3, 2026 and October 3, 2025, the available borrowing capacity under the Credit Facility was $769 million and $766 million, respectively, and included $81 million and $84 million, respectively, in issued letters of credit. As of April 3, 2026 and October 3, 2025, there were no amounts borrowed under the Revolver.
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
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of April 3, 2026.
Cash Flow Hedges
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objective is to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company entered into several interest rate swaps with an aggregate notional value of $1.5 billion that were designated as cash flow hedges, in which the Company will pay at the fixed rate and receive payment at a floating rate indexed to the three-month term SOFR through maturity. The swaps mature at various dates through January 31, 2027. The change in fair value of the interest rate swaps is presented within accumulated other comprehensive income on our consolidated balance sheet and subsequently reclassified into interest expense and other, net on our consolidated statements of operations and comprehensive income in the period when the hedged transaction affects earnings.
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
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of April 3, 2026 and October 3, 2025:

	As of
(Amounts in millions)	April 3, 2026	October 3, 2025
Cash and cash equivalents	$116	$167
Current assets	183	191
Non-current assets	—	—
Total assets	$299	$358

Current liabilities	$105	$146
Non-current liabilities	—	—
Total liabilities	105	146

Total Amentum equity	111	153
Non-controlling interests	83	59
Total equity	194	212
Total liabilities and equity	$299	$358
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the three and six months ended April 3, 2026 and March 28, 2025:

	Three Months Ended		Six Months Ended
(Amounts in millions)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Revenues	$272	$367	$521	$743
Cost of revenues	(247)	(331)	(469)	(667)
Net income including non-controlling interests	27	36	50	75
The Company has an ownership share, generally ranging from 25% to 50%, in approximately 30 active joint ventures that were determined to be VIEs and are accounted for as equity method investments. Related party receivables due from our equity method investments were $58 million and $63 million as of April 3, 2026 and October 3, 2025, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $65 million and $115 million for the three and six months ended April 3, 2026, respectively, and $45 million and $89 million for the three and six months ended March 28, 2025, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $216 million related to our equity method investments as of April 3, 2026.
Note 10 — Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for the three and six months ended April 3, 2026 and March 28, 2025 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at January 2, 2026	$(7)	$5	$57	$(15)	$40
Other comprehensive income (loss) before reclassification	3	(7)	—	(1)	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	(1)	—	—
Balance at April 3, 2026	$(3)	$(2)	$56	$(16)	$35

	Loss on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at December 27, 2024	$—	$(15)	$55	$(17)	$23
Other comprehensive (loss) income before reclassification	(6)	11	—	2	7
Amounts reclassified from accumulated other comprehensive loss	(1)	—	—	—	(1)
Balance at March 28, 2025	$(7)	$(4)	$55	$(15)	$29

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax (Provision) Benefit Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at October 3, 2025	$(8)	$6	$57	$(15)	$40
Other comprehensive income (loss) before reclassification	4	(8)	—	(1)	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	1	—	(1)	—	—
Balance at April 3, 2026	$(3)	$(2)	$56	$(16)	$35

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax Provision Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 27, 2024	$(22)	$3	$55	$(13)	$23
Other comprehensive income (loss) before reclassification	19	(7)	—	(2)	10
Amounts reclassified from accumulated other comprehensive loss	(4)	—	—	—	(4)
Balance at March 28, 2025	$(7)	$(4)	$55	$(15)	$29
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
The Company’s segment revenues were as follows:

	Three Months Ended		Six Months Ended
(Amounts in millions)	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
DS	$1,468	$1,340	$2,805	$2,626
GES	2,010	2,151	3,910	4,281
Total	$3,478	$3,491	$6,715	$6,907
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
The following table reconciles segment Adjusted EBITDA to net income attributable to common shareholders:

	Three months ended						Six months ended
	April 3, 2026			March 28, 2025			April 3, 2026			March 28, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total	DS	GES	Total	DS	GES	Total
Revenues	$1,468	$2,010	$3,478	$1,340	$2,151	$3,491	$2,805	$3,910	$6,715	$2,626	$4,281	$6,907
Cost of revenues	(1,316)	(1,817)	(3,133)	(1,177)	(1,947)	(3,124)	(2,501)	(3,543)	(6,044)	(2,314)	(3,865)	(6,179)
Other segment expenses (1)	(47)	(23)	(70)	(56)	(43)	(99)	(96)	(37)	(133)	(105)	(93)	(198)
Adjusted EBITDA attributable to Amentum Holdings, Inc.	105	170	275	107	161	268	208	330	538	207	323	530
Depreciation			(6)			(9)			(18)			(18)
Amortization of intangibles			(94)			(120)			(188)			(240)
Interest expense and other, net			(73)			(86)			(147)			(173)
Non-controlling interests			—			(2)			—			7
Acquisition, transaction and integration costs (2)			(16)			(21)			(27)			(30)
Utilization of fair market value adjustments (3)			—			(1)			(1)			1
Stock-based compensation (4)			(8)			(5)			(15)			(8)
Income before income taxes			78			24			142			69
Provision for income taxes			(24)			(22)			(44)			(46)
Net income including non-controlling interests			54			2			98			23
Net income attributable to non-controlling interests			—			2			—			(7)
Net income attributable to common shareholders			$54			$4			$98			$16
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
Asset information by segment is not a key measure of performance used by the CODM.
Note 12 — Earnings Per Share
Basic and diluted earnings per share are computed as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	April 3, 2026	March 28, 2025	April 3, 2026	March 28, 2025
Net income attributable to common shareholders	$54	$4	$98	$16
Weighted-average number of basic shares outstanding during the period	244	243	244	243
Dilutive effect of equity awards	1	—	1	—
Weighted-average number of diluted shares outstanding during the period	245	243	245	243
Basic earnings per share	$0.22	$0.02	$0.40	$0.07
Diluted earnings per share	$0.22	$0.02	$0.40	$0.07
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
Note 14 — Subsequent Events
First Amendment to the Credit Agreement
On April 24, 2026, we entered into the first amendment to the Credit Facility. The amendment established a new $1,400 million senior secured term loan A facility (“Term Loan A”) due April 2031, amended the existing Term Loan, including a reduction in outstanding principal and revised terms, into a new $1,591 million senior secured term loan B facility (“Term Loan B”) due September 2031 and increased the Revolver by $150 million.
Both Term Loan A and Term Loan B require quarterly principal amortization payments. The Term Loan A interest rate per annum is, at our option, equal to either the ABR plus an interest rate margin of 0.25% to 1.00% or the Term SOFR plus an interest rate margin of 1.25% to 2.00% based on our first lien leverage ratio. The Term Loan B interest rate per annum is, at our option, equal to either the ABR plus a 0.75% interest rate margin or the Term SOFR plus a 1.75% interest rate margin.
The Revolver interest rate per annum is, at our option, equal to either the ABR or Canadian Prime Rate plus an interest rate margin of 0.25% to 1.00% or the Term SOFR, Daily Simple SOFR, EURIBOR, Daily Simple Sterling Overnight Index Average (“SONIA”) or Term Canadian Overnight Report Rate Average (“CORRA”) plus an interest rate margin of 1.25% to 2.00% based on our first lien leverage ratio.
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
Following a government shutdown from October 2, 2025 to November 12, 2025 and a partial government shutdown from January 31, 2026 to February 3, 2026, final appropriations legislation for the U.S. federal government fiscal year (“GFY”) 2026 was passed on February 3, 2026, excluding the Department of Homeland Security which was shutdown on February 14, 2026, following the expiration of a continuing resolution (“CR”). On April 30, 2026, GFY 2026 funding for the Department of Homeland Security was passed, ending the partial shutdown. The final bill provided $900 billion for defense discretionary spending and $700 billion for non-defense discretionary spending. In April 2026, the GFY 2027 budget request was submitted to Congress, which, as compared to GFY 2026 enacted levels, would increase defense discretionary spending by $250 billion to $1.15 trillion and reduce non-defense discretionary spending by $25 billion to $675 billion. Additionally, the budget request assumes an increase in defense spending based on the defense reconciliation legislation currently pending in Congress, which would result in total GFY 2027 defense spending of $1.5 trillion, an increase of 43% from the GFY 2026 enacted level. While we view the budget environment as constructive and believe core funding sources for our primary customer-based markets will continue to experience bipartisan tailwinds, there can be no certainty about the level of funding for any particular GFY or that appropriations bills will be passed in a timely manner. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a CR, a temporary measure allowing the government to continue operations at prior year funding levels. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract awards decisions, and other factors.
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

Results of Operations for the Three Months Ended April 3, 2026 and March 28, 2025
The following table presents our results of operations for the periods presented:

	Three Months Ended
	April 3, 2026	March 28, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$3,478	$3,491	$(13)	(0.4)%
Cost of revenues	(3,133)	(3,124)	(9)	0.3
Selling, general, and administrative expenses	(124)	(145)	21	(14.5)
Amortization of intangibles	(94)	(120)	26	(21.7)
Equity earnings of non-consolidated subsidiaries	24	8	16	200.0
Operating income	151	110	41	37.3
Interest expense and other, net	(73)	(86)	13	(15.1)
Income before income taxes	78	24	54	225.0
Provision for income taxes	(24)	(22)	(2)	9.1
Net income including non-controlling interests	54	2	52	2,600.0
Less: net income attributable to non-controlling interests	—	2	(2)	(100.0)
Net income attributable to common shareholders	$54	$4	$50	1,250.0
Revenues — The decrease in revenues was primarily attributable to the transition of certain contracts from consolidated to unconsolidated joint ventures and fiscal year 2025 divestitures partially offset by the net impact of the expected ramp-down of historical programs and the ramp up of new contract awards and growth on existing programs.
Cost of revenues — The increase in cost of revenues was primarily attributable to the timing of expenses. As a percentage of revenues, cost of revenues was 90.1% for the three months ended April 3, 2026 compared to 89.5% for the three months ended March 28, 2025.
Selling, general, and administrative expenses (“SG&A”) — The decrease in SG&A was primarily attributable to synergies arising from the merger of the Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (and, together with the Critical Mission Solutions business, referred to as “CMS”). SG&A as a percentage of revenues decreased to 3.6% for the three months ended April 3, 2026 from 4.2% for the three months ended March 28, 2025 primarily due to the reduction in SG&A discussed above.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which decreased due to the full amortization of backlog associated with the CMS merger in the prior year.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments partially offset by the utilization of fair market value adjustments assigned to certain equity method investments based on the remaining period of performance for the related contract and increased primarily due to the transition of certain contracts from consolidated to unconsolidated joint ventures.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the three months ended March 28, 2025.
Provision for income taxes — The effective tax rate for the three months ended April 3, 2026 was 30.8%, as compared to 91.7% for the three months ended March 28, 2025. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income before income taxes in the respective period.
Net income attributable to non-controlling interests — Net income attributable to non-controlling interests includes the utilization of fair market value adjustments assigned to certain non-controlling interests based on the remaining period of performance for the related contract partially offset by the minority interests in our consolidated joint ventures that are not wholly-owned and was consistent with the three months ended March 28, 2025.

Results of Operations for the Six Months Ended April 3, 2026 and March 28, 2025
The following table presents our results of operations for the periods presented:

	Six Months Ended
	April 3, 2026	March 28, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$6,715	$6,907	$(192)	(2.8)%
Cost of revenues	(6,044)	(6,179)	135	(2.2)
Selling, general, and administrative expenses	(239)	(275)	36	(13.1)
Amortization of intangibles	(188)	(240)	52	(21.7)
Equity earnings of non-consolidated subsidiaries	45	29	16	55.2
Operating income	289	242	47	19.4
Interest expense and other, net	(147)	(173)	26	(15.0)
Income before income taxes	142	69	73	105.8
Provision for income taxes	(44)	(46)	2	(4.3)
Net income including non-controlling interests	98	23	75	326.1
Less: net income attributable to non-controlling interests	—	(7)	7	(100.0)
Net income attributable to common shareholders	$98	$16	$82	512.5
Revenues — The decrease in revenues was primarily attributable to the transition of certain contracts from consolidated to unconsolidated joint ventures, impacts from the government shutdown, and fiscal year 2025 divestitures. The reduction in revenues was partially offset by the net impact of the expected ramp-down of historical programs and the ramp up of new contract awards and growth on existing programs.
Cost of revenues — The decrease in cost of revenues was primarily attributable to the decrease in revenues discussed above. As a percentage of revenues, cost of revenues was 90.0% for the six months ended April 3, 2026 compared to 89.5% for the six months ended March 28, 2025.
Selling, general, and administrative expenses (“SG&A”) — The decrease in SG&A was primarily attributable to synergies arising from the CMS merger. SG&A as a percentage of revenues decreased to 3.6% for the six months ended April 3, 2026 from 4.0% for the six months ended March 28, 2025 primarily due to the reduction in SG&A discussed above.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which decreased due to the full amortization of backlog associated with the CMS merger in the prior year.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments partially offset by the utilization of fair market value adjustments assigned to certain equity method investments based on the remaining period of performance for the related contract and increased primarily due to the transition of certain contracts from consolidated to unconsolidated joint ventures during the six months ended April 3, 2026.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term loan principal balance as compared to the six months ended March 28, 2025.
Provision for income taxes — The effective tax rate for the six months ended April 3, 2026 was 31.0%, as compared to 66.7% for the six months ended March 28, 2025. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income before income taxes in the respective period.
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
Segment Results for the Three and Six Months Ended April 3, 2026 and March 28, 2025
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and Adjusted EBITDA. The following tables present our performance measures by reportable segment:

Digital Solutions

	Three Months Ended				Six Months Ended
	April 3, 2026	March 28, 2025	Change		April 3, 2026	March 28, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$1,468	$1,340	$128	10%	$2,805	$2,626	$179	7%
Adjusted EBITDA	105	107	(2)	(2)%	208	207	1	—%
The increase in revenues for the three and six months ended April 3, 2026, as compared to the three and six months ended March 28, 2025, was primarily attributable to the ramp up of new contract awards and growth on existing programs and partially offset by the fiscal year 2025 divestiture of Rapid Solutions.
Adjusted EBITDA as a percentage of revenues decreased for the three and six months ended April 3, 2026 due to the divestiture and higher net program write-ups in the prior year quarter, partially offset by the increased revenue volume.
Global Engineering Solutions

	Three Months Ended				Six Months Ended
	April 3, 2026	March 28, 2025	Change		April 3, 2026	March 28, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$2,010	$2,151	$(141)	(7)%	$3,910	$4,281	$(371)	(9)%
Adjusted EBITDA	170	161	9	6%	330	323	7	2%
The decrease in revenues for the three months ended April 3, 2026, as compared to the three months ended March 28, 2025, was primarily attributable to the transition of certain contracts from consolidated to unconsolidated joint ventures, a fiscal year 2025 divestiture, and the expected ramp-down of historical programs. The reduction in revenues was partially offset by the ramp up of new contract awards and growth on existing programs. The decrease in revenues for the six months ended April 3, 2026, as compared to the six months ended March 28, 2025, was primarily attributable to the factors described above and from the government shutdown in the first quarter of fiscal year 2026.
The increase in Adjusted EBITDA for the three and six months ended April 3, 2026, as compared to the three and six months ended March 28, 2025, was primarily attributable to strong operational performance partially offset by the change in revenues described above.
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

	Three months ended						Six months ended
	April 3, 2026			March 28, 2025			April 3, 2026			March 28, 2025
	DS	GES	Total	DS	GES	Total	DS	GES	Total	DS	GES	Total
Cost-plus-fee	60%	55%	57%	64%	65%	64%	59%	55%	57%	63%	65%	64%
Fixed-price	27%	29%	28%	25%	22%	23%	28%	29%	29%	26%	22%	24%
Time-and-materials	13%	16%	15%	11%	13%	13%	13%	16%	14%	11%	13%	12%
Total revenues	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
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
As of April 3, 2026, the Company had total backlog of $47.8 billion, compared with $44.8 billion as of March 28, 2025, an increase of $3.0 billion primarily due to new contract wins partially offset by revenue recognized on current contracts. Funded backlog as of April 3, 2026 was $6.9 billion.
The Company’s backlog, by reportable segment and in total, consisted of the following (in millions):

	April 3, 2026			March 28, 2025
	DS	GES	Total	DS	GES	Total
Funded backlog	$2,803	$4,114	$6,917	$2,467	$3,316	$5,783
Unfunded backlog	17,789	23,076	40,865	16,666	22,358	39,024
Total backlog	$20,592	$27,190	$47,782	$19,133	$25,674	$44,807
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.
Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the six months ended April 3, 2026, 57% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (“MARPA”) and available borrowing capacity under the revolving credit facility provided for in the senior secured credit facility (the “Credit Facility”).
The Credit Facility consisted of our term facility (“Term Loan”) maturing on September 27, 2031 and a $850 million revolving facility (“Revolver”) maturing on September 27, 2029, which included a $200 million letter of credit subfacility and a $100 million swingline subfacility. The Term Loan required quarterly principal amortization payments of $9 million, which commenced on March 31, 2025, with the remainder of the principal thereunder being due at maturity. The interest rates applicable to the Term Loan were floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based upon our net leverage ratio. On April 24, 2026, we entered into the first amendment to the Credit Facility. The amendment established a new $1,400 million senior secured term loan A facility (“Term Loan A”) due April 2031, amended the existing Term Loan, including a reduction in outstanding principal and revised terms, into a new $1,591 million senior secured term loan B facility (“Term Loan B”) due September 2031 and increased the Revolver by $150 million. See Note 14 — Subsequent Events of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q. In August 2024, the Company also completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”).
The Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively.
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of April 3, 2026.
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
Cash Flow Information

	Six Months Ended
(Amounts in millions)	April 3, 2026	March 28, 2025
Net cash provided by operating activities	$89	$167
Net cash used in investing activities	(51)	(39)
Net cash used in financing activities	(44)	(28)
Effect of exchange rate changes on cash and cash equivalents	(3)	(6)
Net change in cash and cash equivalents	$(9)	$94
Net cash provided by operating activities decreased by $78 million for the six months ended April 3, 2026 when compared to the six months ended March 28, 2025 as a result of a $38 million increase in cash earnings offset by $116 million in changes in operating assets and liabilities.
Net cash used in investing activities increased by $12 million for the six months ended April 3, 2026 when compared to the six months ended March 28, 2025 primarily due to contributions to equity method investments partially offset by returns of capital from equity method investments.
Net cash used in financing activities increased by $16 million for the six months ended April 3, 2026 when compared to the six months ended March 28, 2025 primarily due to the principal payments on our Term Loan, which were not required in first and second quarters of fiscal year 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The remaining balance under the Term Loan, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.5 billion related to a portion of our variable rate debt. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the six months ended April 3, 2026 would have fluctuated by approximately $15 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item is set forth in Note 13 — Legal Proceedings and Commitments and Contingencies in the Notes to Consolidated Financial Statements appearing under Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to our Risk Factors disclosed in the Company’s Form 10-K for the year ended October 3, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit No.	Description		Form	Filing Date	Exhibit No.
10.1	First Amendment, dated as of April 24, 2026, among Amentum Holdings, Inc., Amentum Services, Inc., Amentum Technology, Inc., the other loan parties party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent		8-K	April 28, 2026	10.1
31.1	Section 302 Certification of John E. Heller	X
31.2	Section 302 Certification Travis B. Johnson	X
32.1	Section 906 Certification John E. Heller	X
32.2	Section 906 Certification Travis B. Johnson	X
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

AMENTUM HOLDINGS, INC.
Registrant

Date:	May 12, 2026	By:	/s/ Travis B. Johnson
Travis B. Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)