Form 10-Q
period 2026-07-03
Amentum Holdings, Inc.
filed 2026-08-11
CIK 2011286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2026, there were 244,506,413 shares outstanding of Amentum Holdings, Inc. common stock, par value of $0.01 per share.

AMENTUM HOLDINGS, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in millions, except per share data)

	July 3, 2026	October 3, 2025
ASSETS
Current assets:
Cash and cash equivalents	$459	$437
Accounts receivable, net	2,553	2,479
Prepaid expenses and other current assets	177	197
Total current assets	3,189	3,113
Property and equipment, net	108	114
Equity method investments	204	196
Goodwill	5,703	5,703
Intangible assets, net	1,675	1,955
Other long-term assets	320	379
Total assets	$11,199	$11,460
LIABILITIES
Current liabilities:
Current portion of long-term debt	$54	$42
Accounts payable	825	892
Accrued compensation and benefits	546	705
Contract liabilities	171	227
Other current liabilities	498	488
Total current liabilities	2,094	2,354
Long-term debt, net of current portion	3,771	3,901
Deferred tax liabilities	273	260
Other long-term liabilities	272	325
Total liabilities	6,410	6,840
Commitments and contingencies (Note 13)
SHAREHOLDERS' EQUITY
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 244,319,846 shares issued and outstanding at July 3, 2026 and 243,464,776 shares issued and outstanding at October 3, 2025.	2	2
Additional paid-in capital	4,946	4,924
Retained deficit	(297)	(461)
Accumulated other comprehensive income	44	40
Total Amentum shareholders' equity	4,695	4,505
Non-controlling interests	94	115
Total shareholders' equity	4,789	4,620
Total liabilities and shareholders' equity	$11,199	$11,460
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Revenues	$3,490	$3,561	$10,205	$10,468
Cost of revenues	(3,130)	(3,193)	(9,174)	(9,372)
Selling, general, and administrative expenses	(122)	(165)	(361)	(440)
Amortization of intangibles	(94)	(118)	(282)	(358)
Equity earnings of non-consolidated subsidiaries	28	18	73	47
Operating income	172	103	461	345
Interest expense and other, net	(62)	(88)	(209)	(261)
Loss on extinguishment of debt	(16)	(3)	(16)	(3)
Income before income taxes	94	12	236	81
Provision for income taxes	(28)	(13)	(72)	(59)
Net income (loss) including non-controlling interests	66	(1)	164	22
Less: net income (loss) attributable to non-controlling interests	—	11	—	4
Net income attributable to common shareholders	$66	$10	$164	$26

Earnings per share:
Basic	$0.27	$0.04	$0.67	$0.11
Diluted	$0.27	$0.04	$0.67	$0.11
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in millions)

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net income (loss) including non-controlling interests	$66	$(1)	$164	$22
Other comprehensive income:
Net unrealized gain on interest rate swaps	1	—	6	15
Foreign currency translation adjustments	8	15	—	8
Pension adjustments	—	(1)	(1)	(1)
Other comprehensive income	9	14	5	22
Income tax provision related to items of other comprehensive income	—	—	(1)	(2)
Other comprehensive income, net of tax	9	14	4	20
Comprehensive income	75	13	168	42
Net income attributable to non-controlling interests	—	11	—	4
Comprehensive income attributable to common shareholders	$75	$24	$168	$46
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
(in millions)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at April 3, 2026	244	$2	$4,935	$(363)	$35	$4,609	$94	$4,703
Net income including non-controlling interests	—	—	—	66	—	66	—	66
Other comprehensive loss, net of tax	—	—	—	—	9	9	—	9
Distributions to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Stock-based compensation and other	—	—	11	—	—	11	2	13
Balance at July 3, 2026	244	$2	$4,946	$(297)	$44	$4,695	$94	$4,789

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at March 28, 2025	243	$2	$4,907	$(511)	$29	$4,427	$152	$4,579
Net income (loss) including non-controlling interests	—	—	—	10	—	10	(11)	(1)
Other comprehensive income, net of tax	—	—	—	—	14	14	—	14
Measurement period adjustments	—	—	—	—	—	—	(9)	(9)
Distributions to non-controlling interests	—	—	—	—	—	—	1	1
Stock-based compensation and other	—	—	7	—	—	7	(2)	5
Balance at June 27, 2025	243	$2	$4,914	$(501)	$43	$4,458	$131	$4,589

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at October 3, 2025	243	$2	$4,924	$(461)	$40	$4,505	$115	$4,620
Net income including non-controlling interests	—	—	—	164	—	164	—	164
Other comprehensive loss, net of tax	—	—	—	—	4	4	—	4
Issuances of common stock	1	—	—	—	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(23)	(23)
Stock-based compensation and other	—	—	22	—	—	22	2	24
Balance at July 3, 2026	244	$2	$4,946	$(297)	$44	$4,695	$94	$4,789

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Amentum Holdings, Inc.	Non-controlling Interests	Total Shareholders' Equity
	Shares	Amount
Balance at September 27, 2024	243	$2	$4,962	$(527)	$23	$4,460	$92	$4,552
Net income including non-controlling interests	—	—	—	26	—	26	(4)	22
Other comprehensive income, net of tax	—	—	—	—	20	20	—	20
Measurement period adjustments	—	—	(63)	—	—	(63)	66	3
Distributions to non-controlling interests	—	—	—	—	—	—	(21)	(21)
Stock-based compensation and other	—	—	15	—	—	15	(2)	13
Balance at June 27, 2025	243	$2	$4,914	$(501)	$43	$4,458	$131	$4,589
See notes to unaudited condensed consolidated financial statements

AMENTUM HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

	Nine Months Ended
	July 3, 2026	June 27, 2025
Cash flows from operating activities
Net income including non-controlling interests	$164	$22
Adjustments to reconcile net income including non-controlling interests to net cash provided by operating activities:
Depreciation	25	29
Amortization of intangibles	282	358
Loss on extinguishment of debt	16	3
Equity earnings of non-consolidated subsidiaries	(73)	(47)
Distributions from equity method investments	87	57
Deferred income taxes	11	(44)
Stock-based compensation	23	15
Other	3	16
Changes in assets and liabilities, net of effects of business acquisition:
Accounts receivable, net	(11)	(154)
Prepaid expenses and other assets	11	75
Accounts payable, contract liabilities, and other current liabilities	(198)	(28)
Accrued compensation and benefits	(160)	(9)
Other long-term liabilities	55	(20)
Net cash provided by operating activities	235	273
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(70)
Divestitures, net of cash conveyed	2	358
Payments for property and equipment	(22)	(18)
Contributions to equity method investments	(53)	(36)
Returns of capital from equity method investments	23	2
Other	2	—
Net cash (used in) provided by investing activities	(48)	236
Cash flows from financing activities
Borrowings on revolving credit facilities	2,403	858
Payments on revolving credit facilities	(2,403)	(858)
Proceeds from borrowing under the term loans	2,991	—
Repayments of borrowings under the credit agreement	(3,125)	(200)
Distributions to non-controlling interests	(23)	(21)
Other	(8)	(10)
Net cash used in financing activities	(165)	(231)
Effect of exchange rate changes on cash	—	8
Net change in cash and cash equivalents	22	286
Cash and cash equivalents, beginning of period	437	452
Cash and cash equivalents, end of period	$459	$738
Supplemental disclosure of cash flow information
Common stock issued for the Transaction	$—	$(63)
Income taxes paid, net of receipts	(26)	(67)
Interest paid	(175)	(194)
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s latest annual report for the fiscal year ended October 3, 2025. The results of operations for the three and nine months ended July 3, 2026 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year.
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
Disaggregated revenues by customer-type were as follows:

	Three Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of War and U.S. Intelligence Community	$790	$927	$1,717	$865	$1,052	$1,917
Other U.S. Government Agencies	428	629	1057	401	596	997
Commercial and International	239	477	716	155	492	647
Total revenues	$1,457	$2,033	$3,490	$1,421	$2,140	$3,561

	Nine Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Department of War and U.S. Intelligence Community	$2,317	$3,017	$5,334	$2,325	$3,168	$5,493
Other U.S. Government Agencies	1,249	1,562	2,811	1,222	1,781	3,003
Commercial and International	696	1,364	2,060	500	1,472	1972
Total revenues	$4,262	$5,943	$10,205	$4,047	$6,421	$10,468
Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$861	$1,010	$1,871	$952	$1,348	$2,300
Fixed-price	424	681	1105	336	481	817
Time-and-materials	172	342	514	133	311	444
Total revenues	$1,457	$2,033	$3,490	$1,421	$2,140	$3,561

	Nine Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Cost-plus-fee	$2,530	$3,173	$5,703	$2,598	$4,117	$6,715
Fixed-price	1,206	1,809	3,015	1,026	1,429	2,455
Time-and-materials	526	961	1,487	423	875	1,298
Total revenues	$4,262	$5,943	$10,205	$4,047	$6,421	$10,468
Disaggregated revenues by prime contractor versus subcontractor were as follows:

	Three Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$1,381	$1,863	$3,244	$1,301	$1,896	$3,197
Subcontractor	76	170	246	120	244	364
Total revenues	$1,457	$2,033	$3,490	$1,421	$2,140	$3,561

	Nine Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
Prime contractor	$4,021	$5,270	$9,291	$3,680	$5,659	$9,339
Subcontractor	241	673	914	367	762	1,129
Total revenues	$4,262	$5,943	$10,205	$4,047	$6,421	$10,468
Revenues by geographic location are reported by the country in which the work is performed and were as follows:

	Three Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$1,404	$1,399	$2,803	$1,360	$1,327	$2,687
International	53	634	687	61	813	874
Total revenues	$1,457	$2,033	$3,490	$1,421	$2,140	$3,561

	Nine Months Ended
	July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total
United States	$4,096	$3,905	$8,001	$3,867	$3,890	$7,757
International	166	2,038	2,204	180	2,531	2,711
Total revenues	$4,262	$5,943	$10,205	$4,047	$6,421	$10,468
Changes in Estimates on Contracts
Changes in estimated contract earnings at completion using the cumulative catch-up method of accounting were recognized in revenues as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Favorable earnings at completion adjustments	$84	$48	$203	$98
Unfavorable earnings at completion adjustments	(46)	(35)	(120)	(58)
Net favorable adjustments	$38	$13	$83	$40

Impact on diluted earnings per share attributable to common shareholders (1)	$0.12	$0.04	$0.27	$0.13
(1)    The impact on diluted earnings per share attributable to common shareholders is calculated using our statutory tax rate.
Remaining Performance Obligations
As of July 3, 2026, we had a remaining performance obligations balance of $8.9 billion and expect to recognize approximately 79% and 91% of the remaining performance obligations balance as revenues over the next 12 and 24 months, respectively, with the remainder to be recognized thereafter.
Note 4 — Contract Balances

The Company's contract balances consisted of the following (in millions):

		As of
Description of Contract Related Balance	Classification	July 3, 2026	October 3, 2025
Billed and billable receivables	Accounts receivable, net	$1,490	$1,514
Contract assets	Accounts receivable, net	1,007	902
Related party receivables	Accounts receivable, net	56	63
Long-term contract assets	Other long-term assets	—	90
Related party contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(9)	(15)
Contract liabilities - deferred revenues and other contract liabilities	Contract liabilities	(162)	(212)
Contract assets primarily relate to accruals for reimbursable costs and fees in which our right to consideration is conditional. Amounts related to a prior acquisition previously classified as long-term contract assets as of October 3, 2025 are presented as contract assets as of July 3, 2026.
During the three and nine months ended July 3, 2026, we recognized revenues of $23 million and $171 million, respectively, compared with $11 million and $84 million of revenues during the three and nine months ended June 27, 2025, respectively, that was included in Contract liabilities as of October 3, 2025 and September 27, 2024, respectively.
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
The Company's MARPA activity consisted of the following (in millions):

	As of and for the Nine Months Ended
	July 3, 2026	June 27, 2025
Beginning balance:	$180	$177
Sales of receivables	3,379	2,886
Cash collections	(3,259)	(2,844)
Outstanding balance sold to Purchaser (1)	300	219
Cash collected, not remitted to Purchaser (2)	(142)	(40)
Remaining sold receivables	$158	$179
(1)    For the nine months ended July 3, 2026 and June 27, 2025, the Company recorded a net cash inflow of $120 million and $42 million in its cash flows from operating activities, respectively, from sold receivables. MARPA cash flows are calculated as the change in the outstanding balance during the fiscal year.
(2)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of July 3, 2026 and June 27, 2025. This balance is included in Other current liabilities as of the balance sheet date.
Note 6 — Goodwill and Intangible Assets
Goodwill
The carrying amount of goodwill for our reportable segments, DS and GES, was $2,260 million and $3,443 million, respectively, as of both July 3, 2026 and October 3, 2025.
Intangible Assets
Intangible assets, net consisted of the following:

	July 3, 2026			October 3, 2025
(Amounts in millions)	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Backlog	$661	$(607)	$54	$661	$(586)	$75
Customer relationship intangible assets	2,587	(980)	1,607	2,587	(721)	1,866
Capitalized software	29	(15)	14	27	(13)	14
Total intangible assets, net	$3,277	$(1,602)	$1,675	$3,275	$(1,320)	$1,955
Amortization expense was $94 million and $282 million for the three and nine months ended July 3, 2026, respectively, and $118 million and $358 million for the three and nine months ended June 27, 2025, respectively.
Note 7 — Income Taxes
The Company's effective tax rate was 29.8% and 30.5% for the three and nine months ended July 3, 2026, respectively, and 108.3% and 72.8% for the three and nine months ended June 27, 2025, respectively.
The most significant item contributing to the difference between the statutory U.S. federal corporate tax rate of 21.0% and the Company’s effective tax rate for the three and nine months ended July 3, 2026 and June 27, 2025 was an increase in the valuation allowance against the deferred tax asset related to disallowed interest expense of $4 million and $13 million, respectively, for the three and nine months ended July 3, 2026, and $18 million and $46 million, respectively, for the three and nine months ended June 27, 2025.
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
Note 8 — Debt
Debt consisted of the following:

	As of
(Amounts in millions)	July 3, 2026	October 3, 2025
Term Loan A	$1,400	$—
Term Loan B	1,466	3,000
Senior notes	1,000	1,000
Other	9	8
Total debt	3,875	4,008
Unamortized original issue discount and unamortized deferred financing costs	(50)	(65)
Total debt, net of original issue discount and deferred financing costs	3,825	3,943
Less current portion of long-term debt	(54)	(42)
Total long-term debt, net of current portion	$3,771	$3,901
On September 27, 2024, we entered into a senior secured credit facility (the “Credit Facility”) consisting of a $3,750 million term facility (“Term Loan”) maturing September 27, 2031 and an $850 million revolving facility (“Revolver”), including a $200 million letter of credit subfacility and a $100 million swingline subfacility, maturing September 27, 2029.
On April 24, 2026, we entered into the first amendment to the Credit Facility (the “Amendment”). The Amendment established a new $1,400 million senior secured term loan A facility (“Term Loan A”) due April 24, 2031, amended the existing Term Loan, including a reduction in outstanding principal and revised terms, into a new $1,591 million senior secured term loan B facility (“Term Loan B”) due September 27, 2031. The Amendment also increased the Revolver by $150 million from $850 million to $1 billion, including a $50 million increase to the letter of credit subfacility from $200 million to $250 million, and a $50 million increase to the swingline subfacility from $100 million to $150 million. The Revolver, as amended, matures on April 24, 2031.

Quarterly principal amortization payments on Term Loan A are equal to (a) 0.625% of the original principal amount of Term Loan A commencing September 30, 2026 through June 30, 2028, (b) 1.25% of the original principal amount of Term Loan A from September 30, 2028 through June 30, 2030, and (c) 1.875% of the original principal amount of Term Loan A thereafter with the remainder of the principal being due at maturity.
The Term Loan A interest rate per annum is, at our option, equal to either the Alternate Base Rate (“ABR”) plus an interest rate margin of 0.25% to 1.00% or the Adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus an interest rate margin of 1.25% to 2.00% based on our first lien leverage ratio.
Quarterly principal amortization payments on Term Loan B are equal to 0.25% of the original principal amount of Term Loan B commencing September 30, 2026, with the remainder of the principal being due at maturity. On June 30, 2026, we made a $125 million voluntary principal payment on Term Loan B.
The Term Loan B interest rate per annum is, at our option, equal to either the ABR plus a 0.75% interest rate margin or the Term SOFR plus a 1.75% interest rate margin. Prior to the Amendment, quarterly principal amortization payments on the Term Loan were equal to 0.25% of the original principal amount of the Term Loan with the remainder of the principal being due at maturity with an interest rate per annum, at our option, equal to either the ABR plus a 1.25% interest rate margin or the Term SOFR plus a 2.25% interest rate margin, which could be reduced by 0.25% in the event certain corporate ratings were achieved.
The Revolver interest rate per annum is, at our option, equal to either the ABR or Canadian Prime Rate plus an interest rate margin of 0.25% to 1.00% or the Term SOFR, Daily Simple Secured Overnight Financing Rate, EURIBOR, Daily Simple Sterling Overnight Index Average (“SONIA”) or Term Canadian Overnight Report Rate Average (“CORRA”) plus an interest rate margin of 1.25% to 2.00% based on our first lien leverage ratio. Prior to the Amendment, the Revolver interest rate per annum was, at our option, equal to either the ABR or Canadian Prime Rate plus an interest rate margin of 0.50% to 1.25% or the Term SOFR, EURIBOR, or CORRA plus an interest rate margin of 1.50% to 2.25% based on our first lien leverage ratio.
As of July 3, 2026 and October 3, 2025, the available borrowing capacity under the Credit Facility was $917 million and $766 million, respectively, and included $83 million and $84 million, respectively, in issued letters of credit. As of July 3, 2026 and October 3, 2025, there were no amounts borrowed under the Revolver.
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
Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Term Loan A and Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of July 3, 2026.
Cash Flow Hedges
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objective is to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company entered into several interest rate swaps with an aggregate notional value of $1.3 billion that were designated as cash flow hedges, in which the Company will pay at the fixed rate and receive payment at a floating rate indexed to the three-month term SOFR through maturity. The swaps mature at various dates through January 31, 2027. The change in fair value of the interest rate swaps is presented within accumulated other comprehensive income on our consolidated balance sheet and subsequently reclassified into interest expense and other, net on our consolidated statements of operations and comprehensive income in the period when the hedged transaction affects earnings.
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
The following table presents selected financial information for our consolidated joint ventures that are VIEs as of July 3, 2026 and October 3, 2025:

	As of
(Amounts in millions)	July 3, 2026	October 3, 2025
Cash and cash equivalents	$123	$167
Current assets	192	191
Non-current assets	—	—
Total assets	$315	$358

Current liabilities	$106	$146
Non-current liabilities	6	—
Total liabilities	112	146

Total Amentum equity	120	153
Non-controlling interests	83	59
Total equity	203	212
Total liabilities and equity	$315	$358
The following table presents selected financial information for our consolidated joint ventures that are VIEs for the three and nine months ended July 3, 2026 and June 27, 2025:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Revenues	$235	$408	$756	$1,151
Cost of revenues	(214)	(385)	(683)	(1,052)
Net income including non-controlling interests	24	22	74	97
The Company has an ownership share, generally ranging from 25% to 50%, in approximately 30 active joint ventures that were determined to be VIEs and are accounted for as equity method investments. Related party receivables due from our equity method investments were $56 million and $63 million as of July 3, 2026 and October 3, 2025, respectively. These receivables are a result of items purchased and services rendered by us on behalf of our equity method investments. We have assessed these receivables as having minimal collection risk based on our historic experience with these joint ventures and our inherent influence through our ownership interest. The related party revenues earned from our equity method investments was $27 million and $142 million for the three and nine months ended July 3, 2026, respectively, and $110 million and $199 million for the three and nine months ended June 27, 2025, respectively.
Many of our joint ventures only perform on a single contract. The modification or termination of a contract under a joint venture could trigger an impairment in the fair value of our investment in these entities. In the aggregate, our maximum exposure to losses was $204 million related to our equity method investments as of July 3, 2026.
Note 10 — Accumulated Other Comprehensive Income (Loss)
The accumulated balances and reporting period activities for the three and nine months ended July 3, 2026 and June 27, 2025 related to accumulated other comprehensive income (loss) are summarized as follows:

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax Provision Related to Items of Other Comprehensive Income	Accumulated Other Comprehensive Income

(Amounts in millions)
Balance at April 3, 2026	$(3)	$(2)	$56	$(16)	$35
Other comprehensive income before reclassification	—	8	—	—	8
Amounts reclassified from accumulated other comprehensive income	1	—	—	—	1
Balance at July 3, 2026	$(2)	$6	$56	$(16)	$44

	(Loss) Gain on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax Provision Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at March 28, 2025	$(7)	$(4)	$55	$(15)	$29
Other comprehensive income (loss) before reclassification	1	15	(1)	—	15
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	—	—	(1)
Balance at June 27, 2025	$(7)	$11	$54	$(15)	$43

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax Provision Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income

(Amounts in millions)
Balance at October 3, 2025	$(8)	$6	$57	$(15)	$40
Other comprehensive income (loss) before reclassification	4	—	—	(1)	3
Amounts reclassified from accumulated other comprehensive income	2	—	(1)	—	1
Balance at July 3, 2026	$(2)	$6	$56	$(16)	$44

	Gain (Loss) on Derivative Instruments	Foreign Currency Translation Adjustments	Pension Related Adjustments	Income Tax Provision Related to Items of Other Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)

(Amounts in millions)
Balance at September 27, 2024	$(22)	$3	$55	$(13)	$23
Other comprehensive income (loss) before reclassification	20	8	(1)	(2)	25
Amounts reclassified from accumulated other comprehensive income (loss)	(5)	—	—	—	(5)
Balance at June 27, 2025	$(7)	$11	$54	$(15)	$43
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
The Company’s segment revenues were as follows:

	Three Months Ended		Nine Months Ended
(Amounts in millions)	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
DS	$1,457	$1,421	$4,262	$4,047
GES	2,033	2,140	5,943	6,421
Total	$3,490	$3,561	$10,205	$10,468
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
The following table reconciles segment Adjusted EBITDA to net income attributable to common shareholders:

	Three months ended						Nine months ended
	July 3, 2026			June 27, 2025			July 3, 2026			June 27, 2025
(Amounts in millions)	DS	GES	Total	DS	GES	Total	DS	GES	Total	DS	GES	Total
Revenues	$1,457	$2,033	$3,490	$1,421	$2,140	$3,561	$4,262	$5,943	$10,205	$4,047	$6,421	$10,468
Cost of revenues	(1,293)	(1,837)	(3,130)	(1,245)	(1,948)	(3,193)	(3,794)	(5,380)	(9,174)	(3,559)	(5,813)	(9,372)
Other segment expenses (1)	(48)	(22)	(70)	(62)	(32)	(94)	(144)	(59)	(203)	(167)	(125)	(292)
Adjusted EBITDA attributable to Amentum Holdings, Inc.	116	174	290	114	160	274	324	504	828	321	483	804
Depreciation			(7)			(11)			(25)			(29)
Amortization of intangibles			(94)			(118)			(282)			(358)
Interest expense and other, net			(62)			(88)			(209)			(261)
Loss on extinguishment of debt			(16)			(3)			(16)			(3)
Non-controlling interests			—			(11)			—			(4)
Acquisition, transaction and integration costs (2)			(9)			(32)			(36)			(62)
Utilization of fair market value adjustments (3)			—			8			(1)			9
Stock-based compensation (4)			(8)			(7)			(23)			(15)
Income before income taxes			94			12			236			81
Provision for income taxes			(28)			(13)			(72)			(59)
Net income (loss) including non-controlling interests			66			(1)			164			22
Net income (loss) attributable to non-controlling interests			—			11			—			4
Net income attributable to common shareholders			$66			$10			$164			$26

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
Asset information by segment is not a key measure of performance used by the CODM.
Note 12 — Earnings Per Share
Basic and diluted earnings per share are computed as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	July 3, 2026	June 27, 2025	July 3, 2026	June 27, 2025
Net income attributable to common shareholders	$66	$10	$164	$26
Weighted-average number of basic shares outstanding during the period	244	243	244	243
Dilutive effect of equity awards	1	—	1	—
Weighted-average number of diluted shares outstanding during the period	245	243	245	243
Basic earnings per share	$0.27	$0.04	$0.67	$0.11
Diluted earnings per share	$0.27	$0.04	$0.67	$0.11
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
Following a government shutdown from October 2, 2025 to November 12, 2025 and a partial government shutdown from January 31, 2026 to February 3, 2026, final appropriations legislation for the U.S. federal government fiscal year (“GFY”) 2026 was passed on February 3, 2026 for all government agencies except the Department of Homeland Security, which remained shutdown until funding was passed on April 30, 2026. In April 2026, the GFY 2027 budget request was submitted to Congress, which, as compared to GFY 2026 enacted levels, would increase defense discretionary spending by $250 billion to $1.15 trillion, and based on defense reconciliation legislation currently pending in Congress, would result in total GFY 2027 defense spending of $1.5 trillion, an increase of 43% from the GFY 2026 enacted level. While we view the budget environment as constructive and believe core funding sources for our primary customer-based markets will continue to experience bipartisan support, there can be no certainty about the level of funding for any particular GFY or that appropriations bills will be passed in a timely manner. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (“CR”), a temporary measure allowing the government to continue operations at prior year funding levels. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract awards decisions, and other factors.
We continue to monitor the actions of the administration, including NASA’s increased focus on insourcing certain activities, which could result in a change to budgetary priorities or impact federal government procurement timing. Although a limited number of our contracts for the U.S. Government have been affected by changes in budgetary priorities by the administration, the impact has not been material to date. Decreases in, or delays in approving, the federal government’s budget, decreases in government spending on the types of programs that we support, delays in government contract awards, and pauses on government contracts on which we are currently performing could have an adverse impact on our business.
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
Results of Operations for the Three Months Ended July 3, 2026 and June 27, 2025
The following table presents our results of operations for the periods presented:

	Three Months Ended
	July 3, 2026	June 27, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$3,490	$3,561	$(71)	(2.0)%
Cost of revenues	(3,130)	(3,193)	63	(2.0)
Selling, general, and administrative expenses	(122)	(165)	43	(26.1)
Amortization of intangibles	(94)	(118)	24	(20.3)
Equity earnings of non-consolidated subsidiaries	28	18	10	55.6
Operating income	172	103	69	67.0
Interest expense and other, net	(62)	(88)	26	(29.5)
Loss on extinguishment of debt	(16)	(3)	(13)	433.3
Income before income taxes	94	12	82	683.3
Provision for income taxes	(28)	(13)	(15)	115.4
Net income (loss) including non-controlling interests	66	(1)	67	(6,700.0)
Less: net income (loss) attributable to non-controlling interests	—	11	(11)	(100.0)
Net income attributable to common shareholders	$66	$10	$56	560.0
Revenues — The decrease in revenues was primarily attributable to the transition of certain contracts from consolidated to unconsolidated joint ventures and fiscal year 2025 divestitures partially offset by the net impact of the expected ramp-down of historical programs and the ramp up of new contract awards and growth on existing programs.
Cost of revenues — The decrease in cost of revenues was primarily attributable to decrease in revenues discussed above. As a percentage of revenues, cost of revenues was 89.7% for both the three months ended July 3, 2026 and June 27, 2025.
Selling, general, and administrative expenses (“SG&A”) — The decrease in SG&A was primarily attributable to synergies arising from the merger of the Jacobs Solutions Inc. (“Jacobs”) Critical Mission Solutions business and portions of the Jacobs Divergent Solutions business (and, together with the Critical Mission Solutions business, referred to as “CMS”). SG&A as a percentage of revenues decreased to 3.5% for the three months ended July 3, 2026 from 4.6% for the three months ended June 27, 2025 primarily due to the reduction in SG&A discussed above.
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
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term facility principal balance as compared to the three months ended June 27, 2025 and more favorable rates due to the first amendment to the Credit Facility (the “Amendment”).
Loss on extinguishment of debt — The loss on extinguishment of debt was due to the Amendment and a $125 million voluntary principal payment on the Term Loan B for the three months ended July 3, 2026 and a $191 million voluntary principal payment on the term facility for the three months ended June 27, 2025.

Provision for income taxes — The effective tax rate for the three months ended July 3, 2026 was 29.8%, as compared to 108.3% for the three months ended June 27, 2025. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income before income taxes in the respective period.
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
Results of Operations for the Nine Months Ended July 3, 2026 and June 27, 2025
The following table presents our results of operations for the periods presented:

	Nine Months Ended
	July 3, 2026	June 27, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent
Revenues	$10,205	$10,468	$(263)	(2.5)%
Cost of revenues	(9,174)	(9,372)	198	(2.1)
Selling, general, and administrative expenses	(361)	(440)	79	(18.0)
Amortization of intangibles	(282)	(358)	76	(21.2)
Equity earnings of non-consolidated subsidiaries	73	47	26	55.3
Operating income	461	345	116	33.6
Interest expense and other, net	(209)	(261)	52	(19.9)
Loss on extinguishment of debt	(16)	(3)	(13)	433.3
Income before income taxes	236	81	155	191.4
Provision for income taxes	(72)	(59)	(13)	22.0
Net income including non-controlling interests	164	22	142	645.5
Less: net income attributable to non-controlling interests	—	4	(4)	(100.0)
Net income attributable to common shareholders	$164	$26	$138	530.8
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
Cost of revenues — The decrease in cost of revenues was primarily attributable to the decrease in revenues discussed above. As a percentage of revenues, cost of revenues was 89.9% for the nine months ended July 3, 2026 compared to 89.5% for the nine months ended June 27, 2025.
Selling, general, and administrative expenses (“SG&A”) — The decrease in SG&A was primarily attributable to synergies arising from the CMS merger. SG&A as a percentage of revenues decreased to 3.5% for the nine months ended July 3, 2026 from 4.2% for the nine months ended June 27, 2025 primarily due to the reduction in SG&A discussed above.
Amortization of intangibles — Amortization of intangibles primarily relates to the amortization of our backlog and customer relationship intangible assets, which decreased due to the full amortization of backlog associated with the CMS merger in the prior year.
Equity earnings of non-consolidated subsidiaries — Equity earnings of non-consolidated subsidiaries include our proportionate share of the income from equity method investments partially offset by the utilization of fair market value adjustments assigned to certain equity method investments based on the remaining period of performance for the related contract and increased primarily due to the transition of certain contracts from consolidated to unconsolidated joint ventures during the nine months ended July 3, 2026.
Interest expense and other, net — The decrease in interest expense and other, net was primarily due to the reduction to our term facility principal balance as compared to the nine months ended June 27, 2025 and more favorable rates due to the Amendment.
Loss on extinguishment of debt — The loss on extinguishment of debt was due to the Amendment and a $125 million voluntary principal payment on the Term Loan B for the nine months ended July 3, 2026 and a $191 million voluntary principal payment on the term facility for the nine months ended June 27, 2025.

Provision for income taxes — The effective tax rate for the nine months ended July 3, 2026 was 30.5%, as compared to 72.8% for the nine months ended June 27, 2025. The change in the effective tax rate was primarily due to the recognition of a valuation allowance against a disallowed interest expense deferred tax asset relative to income before income taxes in the respective period.
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
Segment Results for the Three and Nine Months Ended July 3, 2026 and June 27, 2025
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and Adjusted EBITDA. The following tables present our performance measures by reportable segment:
Digital Solutions

	Three Months Ended				Nine Months Ended
	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$1,457	$1,421	$36	3%	$4,262	$4,047	$215	5%
Adjusted EBITDA	116	114	2	2%	324	321	3	1%
The increase in revenues for the three and nine months ended July 3, 2026, as compared to the three and nine months ended June 27, 2025, was primarily attributable to the ramp up of new contract awards and growth on existing programs and partially offset by the fiscal year 2025 divestiture of Rapid Solutions.
The increase in Adjusted EBITDA for the three and nine months ended July 3, 2026, as compared to the three and nine months ended June 27, 2025, was primarily attributable to increased revenue volume, partially offset by the divestiture of Rapid Solutions and higher net program write-ups in the prior year.
Global Engineering Solutions

	Three Months Ended				Nine Months Ended
	July 3, 2026	June 27, 2025	Change		July 3, 2026	June 27, 2025	Change
(Dollars in millions)	Dollars	Dollars	Dollars	Percent	Dollars	Dollars	Dollars	Percent
Revenues	$2,033	$2,140	$(107)	(5)%	$5,943	$6,421	$(478)	(7)%
Adjusted EBITDA	174	160	14	9%	504	483	21	4%
The decrease in revenues for the three months ended July 3, 2026, as compared to the three months ended June 27, 2025, was primarily attributable to the transition of certain contracts from consolidated to unconsolidated joint ventures, a fiscal year 2025 divestiture, and the expected ramp-down of historical programs. The reduction in revenues was partially offset by the ramp up of new contract awards and growth on existing programs. The decrease in revenues for the nine months ended July 3, 2026, as compared to the nine months ended June 27, 2025, was primarily attributable to the factors described above and from the government shutdown in the first quarter of fiscal year 2026.
The increase in Adjusted EBITDA for the three and nine months ended July 3, 2026, as compared to the three and nine months ended June 27, 2025, was primarily attributable to strong operational performance partially offset by the change in revenues described above.
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

	Three months ended						Nine months ended
	July 3, 2026			June 27, 2025			July 3, 2026			June 27, 2025
	DS	GES	Total	DS	GES	Total	DS	GES	Total	DS	GES	Total
Cost-plus-fee	59%	50%	53%	67%	63%	65%	60%	53%	56%	64%	64%	64%
Fixed-price	29%	33%	32%	24%	22%	23%	28%	31%	29%	26%	22%	24%
Time-and-materials	12%	17%	15%	9%	15%	12%	12%	16%	15%	10%	14%	12%
Total revenues	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
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
As of July 3, 2026, the Company had total backlog of $48.2 billion, compared with $44.6 billion as of June 27, 2025, an increase of $3.6 billion primarily due to new contract wins partially offset by revenue recognized on current contracts. Funded backlog as of July 3, 2026 was $6.2 billion.
The Company’s backlog, by reportable segment and in total, consisted of the following (in millions):

	July 3, 2026			June 27, 2025
	DS	GES	Total	DS	GES	Total
Funded backlog	$2,524	$3,716	$6,240	$2,539	$3,110	$5,649
Unfunded backlog	18,589	23,408	41,997	16,287	22,706	38,993
Total backlog	$21,113	$27,124	$48,237	$18,826	$25,816	$44,642
There is no assurance that all backlog will result in future revenues being recognized, and the backlog balance is subject to increases or decreases based on the execution of new contracts, contract modifications or extensions, deobligations, early terminations, and other factors.
Effects of Inflation
Given the nature of our operations and contract type mix, we expect the impact of inflation on our business may be limited for some of our contracts. During the nine months ended July 3, 2026, 56% of our revenues was generated under cost-plus-fee type contracts that have limited inflation risk as they include provisions that adjust revenues to cover costs affected by inflation. The remainder of our revenues was generated under time-and-materials or fixed-price type contracts which we have historically been able to price in a manner that accommodates inflation and cost increases over the period of performance but changes in our expectations with respect to inflation rates or in the overall mix of our contract types could cause future results to differ substantially.
Liquidity and Capital Resources
Existing cash and cash equivalents and cash generated by operations are our primary sources of liquidity, as well as sales of receivables under our Master Accounts Receivable Purchase Agreement (“MARPA”) and available borrowing capacity under the revolving credit facility provided for in the senior secured credit facility (the “Credit Facility”).
On April 24, 2026, we entered into the Amendment to the Credit Facility. As amended, the Credit Facility consists of a $1,400 million senior secured term loan A facility (“Term Loan A”) due April 24, 2031, a $1,591 million senior secured term loan B facility (“Term Loan B”) due September 27, 2031 and a $1 billion revolving facility (“Revolver”) maturing on April 24, 2031, which includes a $250 million letter of credit subfacility and a $150 million swingline subfacility. Quarterly principal amortization payments on Term Loan A are equal to (a) 0.625% of the original principal amount of Term Loan A commencing September 30, 2026 through June 30, 2028, (b) 1.25% of the original principal amount of Term Loan A from September 30, 2028 through June 30, 2030, and (c) 1.875% of the original principal amount of Term Loan A thereafter with the remainder of the principal being due at maturity. Quarterly principal amortization payments on Term Loan B are equal to 0.25% of the original principal amount of Term Loan B commencing September 30, 2026, with the remainder of the principal being due at maturity. The interest rates applicable to the Term Loan A and Term Loan B are floating interest rates equal to an Alternate Base Rate or Adjusted Term Secured Overnight Financing Rate plus an applicable margin based upon our net leverage ratio.
In August 2024, the Company also completed an offering of $1,000 million in aggregate principal amount of 7.250% senior notes due August 1, 2032 (the “Senior Notes”). The Credit Facility and the Senior Notes are guaranteed by substantially all of our wholly owned material domestic restricted subsidiaries, subject to customary exceptions set forth in the credit agreement and indenture, respectively. Each of the credit agreement and indenture requires us to comply with certain representations and warranties, customary affirmative and negative covenants and, in the case of the Term Loan A and Revolver, under certain circumstances, a financial covenant. We were in compliance with all covenants as of July 3, 2026.
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
As part of our debt reduction initiatives, we made a $125 million voluntary principal payment on the Term Loan B on June 30, 2026. Over the longer term, our ability to generate sufficient cash flows from operations necessary to fulfill the obligations under the Credit Facility, Senior Notes and any other indebtedness we may incur will depend on our future financial performance which could be affected by factors outside of our control, including, but not limited to, worldwide economic and financial market conditions.
See “Note 5 — Sales of Receivables” and “Note 8 — Debt” of the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.
Cash Flow Information

	Nine Months Ended
(Amounts in millions)	July 3, 2026	June 27, 2025
Net cash provided by operating activities	$235	$273
Net cash (used in) provided by investing activities	(48)	236
Net cash used in financing activities	(165)	(231)
Effect of exchange rate changes on cash and cash equivalents	—	8
Net change in cash and cash equivalents	$22	$286
Net cash provided by operating activities decreased by $38 million for the nine months ended July 3, 2026 when compared to the nine months ended June 27, 2025 as a result of a $129 million increase in cash earnings offset by $167 million in changes in operating assets and liabilities.
Net cash used in investing activities decreased by $284 million for the nine months ended July 3, 2026 when compared to the nine months ended June 27, 2025 primarily due the prior year sale of the Rapid Solutions business partially offset by the prior year cash payment made as part of the Transaction based on the final net working capital position.
Net cash used in financing activities decreased by $66 million for the nine months ended July 3, 2026 when compared to the nine months ended June 27, 2025 primarily due to the reduction in voluntary principal payments on the Term Loan B, which were $125 million and $191 million for the nine months ended July 3, 2026 and June 27, 2025, respectively.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The remaining balance under Term Loan A and Term Loan B, and any additional amounts that may be borrowed under the Revolver, are currently subject to interest rate fluctuations. We have the ability to manage these fluctuations in part through interest rate swaps on our variable rate debt. We have entered into floating-to-fixed interest rate swap agreements for an aggregate notional amount of $1.3 billion related to a portion of our variable rate debt. With every one percent fluctuation in the applicable interest rates, interest expense on our variable rate debt for the nine months ended July 3, 2026 would have fluctuated by approximately $23 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 3, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMENTUM HOLDINGS, INC.
Registrant

Date:	August 11, 2026	By:	/s/ Travis B. Johnson
Travis B. Johnson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)